Form 10QSB
period 2000-09-30
INTERACTIVE MULTIMEDIA NETWORK INC /
filed 2001-04-02
CIK 1060910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE PERIOD ENDED: September 30, 2000

         COMMISSION FILE NUMBER: 000-30230

                       INTERACTIVE MULTIMEDIA NETWORK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              65-0488983
-------------------------------                              -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                               Identification No.)

                 3163 KENNEDY BOULEVARD, JERSEY CITY, NEW JERSEY 07306
          ------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (201) 217-4137
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.

YES  X     NO
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2000 the number of the Company's shares of par value $.001 common stock outstanding was 6,615,464.

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2000

                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet.........................................................3

Statements of Operation...............................................4

Statements of Stockholders' Equity (Deficit)..........................5

Statements of Cash Flow...............................................6

Notes to Financial Statements.........................................7


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................9

PART II - OTHER INFORMATION..........................................13

SIGNATURES...........................................................14

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2000

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000
(Unaudited)

                                     ASSETS
                                     ------

Current  Assets
  Cash and cash equivalents                                      $        2,052
  Accounts Receivable - net                                               6,350
  Inventory                                                             104,220
  Other Current Assets                                                   22,400
                                                                 ---------------
Total current assets                                                    135,022

Property and equipment, net                                              92,173
Other assets                                                             15,663
                                                                 ---------------

                             TOTAL ASSETS                         $     242,859
                                                                  ==============

                       LIABILITIES AND SHAREHOLDER'S EQUITY
                      -------------------------------------

Current  Liabilities
  Accounts payable                                                      111,857
  Other current liabilities                                             118,303
                                                                  --------------
Total current liabilities                                               230,160

Other Liabilities (principally related parties)                         194,819

Shareholder's  Equity
Preferred Stock, $.001 par value; authorized 5,000,000
  shares:  issued  and  outstanding  none  in  2000                         -
Common Stock, $.001 par value; authorized
  25,000,000 shares; issued and outstanding
  6,615,464  in  2000                                                     6,615
Paid in Capital                                                       1,931,926
Subscription Receivable                                                     -
Common Stock options; 2,000,000 issued and outstanding                  330,000
Deficit accumulated during the development stage                     (2,450,661)
                                                                     -----------
Total Shareholder's Equity/(Deficit)                                   (182,120)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                          $   242,859
                                                                    ============

Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000
(Unaudited)

                               Three months ended            Six  months ended
                          --------------------------  --------------------------
                            Sept. 30      Sept. 30      Sept. 30     Sept. 30

                           (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
                          ------------  ------------  ------------  ------------
Revenue                   $   265,744   $   301,279   $   597,622   $   475,031

Cost of Revenue               198,123        33,128       409,966        49,261
                          ------------  ------------  ------------  ------------

Gross Profit                   67,620       268,151       187,656       425,769

Operating  expenses:
  Marketing                    12,985       126,357        26,934       138,072
  Consulting services             -         15,000            -          30,000
  Rent                         21,350       12,000         55,920        24,000
  Payroll and
   related benefits            21,765        9,000         49,918        18,440
  Selling, general and
   administrative expenses     49,469      111,045        141,554       224,402
                          ------------  ------------  ------------  ------------
Total operating expenses      105,570      273,402        274,326       434,914

Loss before other
  income (expense)            (37,950)      (5,251)       (86,670)       (9,145)

Other  income  (expense):
  Interest income                 -            -              -             -
  Interest expense               (296)         -             (616)          -
  Loss on investment in
    Temporary Business
   Acquisition                    -            -              -             -
                          ------------  ------------  ------------  ------------

Total other income
   (expense)                     (296)         -             (616)          -
                          ------------  ------------  ------------  ------------

Net Loss                      (38,246)      (5,251)       (87,286)       (9,145)
                          ============  ============  ============  ============

Basic weighted average
  common shares
   outstanding              6,615,464     5,617,714     6,504,726     6,125,097
                          ============  ============  ============  ============
Basic Loss per
  common share            $    (0.006)  $    (0.001)  $    (0.013)  $    (0.001)
                          ============  ============  ============  ============




Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000
(Unaudited
                                                    Six months ended
                                        ----------------------------------------
                                        September 30, 2000   September 30, 1999
                                            (Unaudited)          (Unaudited)
                                         ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                      $         (87,286)   $          (9,145)
Adjustments to reconcile net income
  (loss)  to  net  cash  used  in
  operating  activities:
    Depreciation and amortization                   25,160                7,410
    Issuance of stock for services                     -                 65,000
    Loss on investment in Temporary
      Business  Acquisition                            -                    -
    Accrued interest -  hareholders loan               -                    -
    Office rent applied to paid in capital             600                  -
Changes in Operating assets and
  liabilities:
    Acounts Receivable                                 -               (293,850)
    Inventory                                      (38,750)                 -
    Other Current Assets                             6,000             (253,054)
    Other Assets                                       299             (131,254)
    Accounts Payable and
      Accrued Liabilities                           84,671               61,518
                                         ------------------   ------------------
Net cash provided by/(used in)
  operating activities                              (9,306)            (553,375)
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchase of Property and equipment                (4,600)             (28,115)
  Loss on writeoff of related
     party - Ansam, Inc.                               -                    -
  Loss on investment in Temporary
     Business Acquisition                              -                    -
                                         ------------------   ------------------
Net cash provided by/(used in)
   investing activities                             (4,600)             (28,115)
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
Proceeds  from:
  Notes payable, principally
   related parties                                     -                  2,870
  Share subscriptions collected                        -                410,893
  Loans from Shareholders                            5,000               20,000
  Issuance of stock                                    -                 55,000
                                         ------------------   ------------------
Net cash provided by/(used in)
   financing activities                              5,000              488,763
                                         ------------------   ------------------
Net increase (decrease) in cash and
   cash equivalents                                 (8,906)             (92,727)
Cash and cash equivalents,
   beginning of period                              10,958               96,802
                                         ------------------   ------------------
Cash and cash equivalents,
   end of period                         $           2,052    $           4,075
                                        ===================   ==================

Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(UNAUDITED)
SEPTEMBER  30,  2000

NOTE  1  -BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements of Interactive Multimedia Network, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Interactive Multimedia Network Inc.'s Registration Statement on Form 10SB as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE  2  -  REVENUE  RECOGNITION

     Revenues are principally from services and commissions from providing marketing plans, services related to the internet marketing arena and sales or commissions from the sale or lease of vehicles from dealers who have agreed to provide these vehicles to the company and its customer. Revenues from marketing and internet related activity are recognized when the services are completed. Revenues from the sale or lease of vehicles are recognized when the vehicle is delivered to the customer.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that Interactive Multimedia Network, Inc.'s revenue recognition practices are in conformity with the guidelines of SAB 101.

NOTE  3  -  NET  LOSS  PER  SHARE

     Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Options and warrants are not considered since considering such items would have an antidilutive effect.

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(UNAUDITED)
SEPTEMBER  30,  2000

NOTE  4  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $38,246 and $87,286 for the three and six months ended September 30, 2000. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management anticipates that an additional investment of several million dollars will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                  FORM 10-QSB
                               SEPTEMBER 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the nine months ended March 31, 1998 and 1997 was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments)  necessary  for  a  fair  presentation.

Forward Looking-Statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results  of  Operations

Three  Months  Ended  September  30,  2000  and  1999

For the three months ended September 30, 2000, the Company's principal source of revenue consisted of revenue derived from vehicle sales made by its subsidiary, AutoSmart Cost of Revenue increased from $ 33,128 for the three months ended September 30, 1999 to $198,123 for the same period in 2000 primarily due to the increase in cost of revenue associated with vehicle sales for AutoSmart USA which includes the cost of Company owned vehicles sold and sales related commissions. The change in focus from the provision of marketing services to the sale of cars, which requires the Company to book the cost of the car as an expense, also accounts for the increase of costs of revenues as a percentage of revenues from 11% in 1999 to 74.6% in 2000.

Operating expenses for the three months ended September 30, 2000 consisted of general expenses of $105,570 for the Company as a whole versus $273,402 for the same period ended September 30, 1999. This decrease stems from lower marketing expenditures of approximately 90%, an elimination of consulting expenses, and a decrease in S, G & A expenses of approximately 56%. However certain line items increased because of the business activities of AutoSmart USA such as: rent 78% and payroll 142%. The increase in rent was directly attributable to the rent payable for AutoSmart USA as was the increase in payroll.

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2000

The Company, and its subsidiaries, had a net loss of $(38,246) for the three months ended September 30, 2000 and $(5,251) for the same period of 1999.

Six  Months  Ended  September  30,  2000  and  1999

For the six months ended September 30, 2000, the Company's principal source of revenue consisted of revenue derived from providing marketing services to clients of $70,500 and of revenue derived from vehicle sales made by its subsidiary, AutoSmart USA, which was $529,722 for the period, compared to revenues derived from the Company's provision of marketing services to clients for the six months ended September 30, 1999 of $475,031. More specifically, this increase in overall revenue was do to the change in focus of the Company to concentrate on building the business of AutoSmart USA and continue servicing the marketing needs of existing clients.

Cost of Revenue increased from $49,261 for the six months ended September 30, 1999 to $409,966 for the same period in 2000 primarily due to the increase in cost of revenue associated with vehicle sales for AutoSmart USA which includes the cost of Company owned vehicles sold and sales related commissions. The change in focus from the provision of marketing services to the sale of cars, which requires the Company to book the cost of the car as an expense, also accounts for the increase of costs of revenues as a percentage of revenues from 10.4% in 1999 to 68.6% in 2000.

Operating expenses for the six months ended September 30, 2000 consisted of general expenses of $274,326 for the Company as a whole versus $434,914 for the same period ended September 30, 1999. This decrease stems from lower marketing expenditures of approximately 80% and an elimination of consulting expenses. However certain line items increased because of the business activities of AutoSmart USA such as: rent 130% and payroll 170%. The increase in rent was directly attributable to the rent payable for AutoSmart USA as was the increase in payroll.

The Company, and its subsidiaries, had a net loss of $(86,686) for the six months ended September 30, 2000 and $(9,145) for the same period of 1999. The loss for the September 2000 period was attributable $20,305 to the Company and $66,381 to AutoSmart USA.

Liquidity  and  Capital  Resources

The Company's cash position was $10,958 at the beginning of the fiscal period. It decreased to $2,052 as of September 30, 2000. This decrease occurred because the Company used $9,306 in operating activities, invested 4,600 in business operations and borrowed $5,000 from shareholders. This had a net decrease of $8,906 in the cash position of the Company.

The Company believes that its own present operations require that the Company obtain additional capital during the next twelve months. The Company is exploring various options including, revolving bank credit lines, equity and or debt financing through private placements. The Company is also conducting preliminary discussions with various venture capital groups. The Company is seeking an immediate capital infusion of between three and five million dollars, the terms of such infusion have not been determined. No assurance can be given that the Company will be successful in any of its financing plans. The Company believes that its operations will generate sufficient cash to maintain its present operations until appropriate financing can be obtained. However if

                           INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2000

financing is not obtained within six months the Company will be required to curtail certain of its operations in an effort to conserve funds. The Company believes that it can continue to generate sufficient revenues for the foreseeable future to maintain operations at a reduced level. It is unknown at this time whether the Company will be successful in raising capital on reasonable terms.

Additionally, the Company is seeking funding to increase its working capital for the AutoSmartUSA division, the majority of which will be utilized for advertising and floor-plan financing. Floor plan financing is a specific-type of financing that is utilized by car dealers to purchase vehicle inventory.


PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

NONE

Item 2.  Changes in Securities.

NONE


3.       Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

None

Item 5.  Other Information.

NONE


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:


(b)      Reports on Form 8-K

The Company filed an 8-K on August 28, 2000, announcing a change of auditors.

                           INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2000


                                    SIGNATURES

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

                                      INTERACTIVE MULTIMEDIA NETWORK, INC.

Date: March 23, 2001

                                        By: /s/ Richard J. Verdiramo
                                            ------------------------------------
                                            Richard J. Verdiramo, President