Form 10QSB
period 2000-12-31
INTERACTIVE MULTIMEDIA NETWORK INC /
filed 2001-04-06
CIK 1060910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE PERIOD ENDED: December 31, 2000

         COMMISSION FILE NUMBER: 000-30230

                       INTERACTIVE MULTIMEDIA NETWORK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            65-0488983
-------------------------------                            --------------
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

YES  X     NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2000 the number of the Company's shares of par value $.001 common stock outstanding was 6,615,464.

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2000

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

Notes to Financial Statements.........................................7


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................9

PART II - OTHER INFORMATION..........................................13

SIGNATURES...........................................................14

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2000

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
(Unaudited)


                                     ASSETS

Current  Assets
Cash and cash equivalents                              $      92,745
Accounts Receivable - net                                        -
Inventory                                                    125,321
Other Current Assets                                          22,400
                                                       --------------
     Total current assets                                    240,466
Property and equipment, net                                   86,288
Other assets                                                  15,508
                                                       --------------
     TOTAL ASSETS                                            342,261
                                                       ==============

                       LIABILITIES AND SHAREHOLDER'S EQUITY

Current  Liabilities
Accounts payable                                             152,972
Other current liabilities                                    107,978
                                                       --------------
     Total current liabilities                               260,950
Other Liabilities (principally related parties)              206,159
Shareholder's  Equity
  Preferred Stock, $.001 par value; authorized 5,000,000
    shares: issued and outstanding none in 2000                  -
  Common Stock, $.001 par value; authorized
    25,000,000 shares; issued and outstanding
    6,615,464  in  2000                                        6,615
Paid in Capital                                            1,934,026
Subscription Receivable                                          -
Common Stock options; 2,000,000 issued and outstanding       330,000
Deficit accumulated during the development stage          (2,395,489)
                                                       --------------
Total Shareholder's Equity/(Deficit)                        (124,848)
                                                       --------------
     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY        $     342,261
                                                       ==============






Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000
(Unaudited)

                               Three months ended            Nine months ended
                          --------------------------  --------------------------
                             Dec. 31       Dec. 31       Dec. 31      Dec. 31
                              2000           1999          2000         1999
                           (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
                          ------------  ------------  ------------  ------------

Revenue                   $   669,655   $   613,367   $ 1,267,277   $   921,605

Cost of Revenue               432,558       522,750       842,524       656,715
                          ------------  ------------  ------------  ------------
Gross Profit                  237,097        90,617       424,752       264,890

Operating  expenses:
  Marketing                  21,057          48,489        47,991       186,561
  Consulting services           -            65,000           -          95,000
  Rent                       23,415          24,000        79,335        36,000
  Payroll and related
    benefits                 15,699           9,000        65,617        27,440
  Selling, general and
    administrative expenses 108,434         138,366       249,988       443,138
                          ------------  ------------  ------------  ------------
Total operating expenses    168,605         284,855       442,932       788,139

Loss before other
  income (expense)           68,492        (194,238)      (18,179)     (523,249)

Other income (expense):
  Interest                      -               -             -             392
  Interest expense          (11,518)         (5,135)      (12,134)       (5,135)
  Loss on investment in
    Temporary Business
    Acquisition                 -          (121,788)          -        (121,788)
                          ------------  ------------  ------------  ------------
Total other income
 (expense)                  (11,518)       (126,923)      (12,134)     (126,531)

Net Loss                     56,974        (321,161)      (30,313)     (649,780)
                          ============  ============  ============  ============

Basic weighted average
  common shares
  outstanding               6,615,464     6,582,964     6,615,464     6,527,964
                          ============  ============  ============  ============
Basic Loss per
  common share            $     0.009   $    (0.049)  $    (0.005)  $    (0.100)
                          ============  ============  ============  ============







Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000
(Unaudited)
                                                   Nine months ended
                                        ----------------------------------------
                                         December 31, 2000    December 31, 1999
                                            (Unaudited)          (Unaudited)
                                         ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                        $         (30,313)  $         (649,780)
Adjustments to reconcile net income
  (loss) to net cash used in
  operating  activities:
Depreciation and amortization                       31,046               16,967
Issuance of stock for services                         -                 65,000
Accrued interest - Shareholders loan                11,340                  -
Loss on investment in
  Temporary Business Acquisition                       -                121,788
Office rent applied to paid in capital                 900                  -
Changes in Operating assets and liabilities:
  Accounts Receivable                                 6,350               48,924
  Inventory                                        (59,851)             (63,293)
  Other Current Assets                               6,000                  -
  Other Assets                                         454               18,000
  Accounts Payable and
    Accrued Liabilities                            115,461              117,373
                                         ------------------   ------------------
Net cash provided by/(used in)
  operating activities                              81,387             (325,021)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and equipment                  (4,600)             (53,005)
Loss on write-off of related
  party - Ansam, Inc.                                  -               (332,400)
Loss on investment in Temporary
  Business Acquisition                                 -               (133,272)
                                         ------------------   ------------------
Net cash provided by/(used in)
  investing activities                              (4,600)            (518,677)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds  from:
Notes payable, principally
  related parties                                      -                 (7,000)
Share  subscriptions  collected
Loans from Shareholders                              5,000              127,373
Issuance of stock                                      -                681,560
                                         ------------------   ------------------
Net cash provided by/(used in)
  financing activities                               5,000              801,933
                                         ------------------   ------------------
Net increase (decrease) in cash and
  cash equivalents                                  81,787              (41,765)
Cash and cash equivalents,
  beginning of period                               10,958               96,802
                                         ------------------   ------------------
Cash and cash equivalents,
  end of period                          $          92,745    $          55,037
                                         ==================   ==================

Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
DECEMBER  31,  2000

NOTE  1  - BASIS  OF  PRESENTATION

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

NOTE  3  -  NET  EARNINGS/(LOSS)  PER  SHARE

     Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings
(loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
DECEMBER  31,  2000

NOTE  4  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net profit of $56,974 (unaudited) for the three months ended December 31, 2000 and a net loss of $30,313 (unaudited) for the nine months ended December 31, 2000. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management anticipates that an additional investment of several million dollars will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the nine months ended December 31, 1999 and 2000 was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Results  of  Operations

Three  Months  Ended  December  31,  2000  and  1999

For the three months ended December 31, 2000, the Company's principal source of revenue consisted of revenue derived from vehicle sales made by its subsidiary, AutoSmart. Cost of Revenue decreased from $ 522,750 for the three months ended December 31, 1999 to $432,558 for the same period in 2000 primarily due to difference in the types of vehicles being sold by AutoSmartUSA which includes the cost of Company owned vehicles sold and sales related commissions.

Operating expenses for the three months ended December 31, 2000 decreased by $116,250 from the same period in 1999, going from $284,855 for the three months ended December 31, 1999 to $168,605 for the same period in 2000. This decrease stems from an elimination of consulting expenses, and a decrease in S, G & A expenses of approximately 22%. However certain line items increased because of the business activities of AutoSmart USA such as: payroll 74.4%.

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2000

The Company, and its subsidiaries, had a net profit/(loss) of $56,974 for the three months ended December 31, 2000 and $(321,161) for the same period of 1999. The loss for the period in 1999 was partially attributable to the loss on the temporary business acquisition of CPM.

Nine  Months  Ended  December  30,  2000  and  1999

For the nine months ended December 31, 2000, the Company's principal source of revenue consisted of revenue derived from vehicle sales made by its subsidiary, AutoSmart USA, which were $1,201,532 for the period. The Company also recorded sales of marketing services of $65,745 during the same period. This brings the total revenue for the Company for the period to $1,267,277, compared to the same period in 1999 when combined revenues for the Company were $921,605, the majority of which derived from AutoSmartUSA.

Cost of Revenue increased from $656,715 for the nine months ended December 31, 1999 to $842,524 for the same period in 2000 primarily due to the increase in cost of revenue associated with vehicle sales for AutoSmart USA which includes the cost of Company owned vehicles sold and sales related commissions.

Operating expenses for the nine months ended December 31, 2000 consisted of general expenses of $442,932 for the Company as a whole versus $788,139 for the same period ended December 30, 1999. This decrease stems from lower marketing expenditures of approximately 74% and an elimination of consulting expenses. However certain line items increased because of the business activities of AutoSmart USA such as: rent 120% and payroll 139%.

The Company, and its subsidiaries, had a net loss of $(30,313) for the nine months ended December 31, 2000 and $(649,780) for the same period of 1999. The loss for the December 1999 period was partially attributable $(465,672) to the Company's loss on its temporary business acquisition CPM.

Liquidity  and  Capital  Resources

The Company's cash position increased from $10,958 as of March 31, 1999 to $92,745 on December 31, 2000.

The Operating Activities of the Company provided $81,387 during the nine months ended December 31, 2000 versus the operating activities using $325,021 during the same period in 1999. This difference was predominately caused by the loss on the Temporary Business Acquisition and the Net Loss for the 1999 period.

The Company used $4,600 in investing activities during the nine months ended December 31, 2000 versus the use of $518,677 during the same period in 1999, which included the loss of $464,672 due to the Temporary Business Acquisition.

The Company generated cash from Financing Activities during the nine month period ended December 2000 of $5,000 from a loan from a shareholder. During the same period in 1999 the Company generated $801,933 through loans from shareholders and the issuance of stock.

                           INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2000

The Company believes that its own present operations require that the Company obtain additional capital during the next twelve months. The Company is exploring various options including, revolving bank credit lines, equity and or debt financing through private placements. The Company is also conducting preliminary discussions with various venture capital groups. The Company is seeking an immediate capital infusion of between three and five million dollars, the terms of such infusion have not been determined. No assurance can be given that the Company will be successful in any of its financing plans. The Company believes that its operations will generate sufficient cash to maintain its present operations until appropriate financing can be obtained. However if financing is not obtained within six months the Company will be required to curtail certain of its operations in an effort to conserve funds. The Company believes that it can continue to generate sufficient revenues for the foreseeable future to maintain operations at a reduced level. It is unknown at this time whether the Company will be successful in raising capital on reasonable terms.

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

                           INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2000


                                    SIGNATURES

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date: April 3, 2001

                                        By: /s/ Richard J. Verdiramo
                                       ------------------------------------
                                            Richard J. Verdiramo, President