Form 10QSB
period 2000-06-30
INTERACTIVE MULTIMEDIA NETWORK INC /
filed 2001-05-25
CIK 1060910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE PERIOD ENDED:  June 30, 2000

         COMMISSION FILE NUMBER: 000-30230

                       INTERACTIVE MULTIMEDIA NETWORK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            65-0488983
-------------------------------                            ---------------
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

YES  X     NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2000 the number of the Company's shares of par value $.001 common stock outstanding was 6,615,464

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2000

                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet (Unaudited).............................................3

Statements of Operation (Unaudited)...................................4

Statements of Cash Flow (Unaudited)...................................5

Notes to Financial Statements (Unaudited).............................6


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................9

PART II - OTHER INFORMATION..........................................11

SIGNATURES...........................................................12

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2000

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2000
(Unaudited)


                                     ASSETS

Current  Assets
  Cash and cash equivalents                          $      55,888
  Accounts Receivable - net                                  6,350
  Inventory                                                 63,200
  Other Current Assets                                      22,400
                                                     --------------
     Total current assets                                  147,838
Property and equipment, net                                101,855
Other assets                                                15,755
                                                     --------------

     TOTAL ASSETS                                          265,448
                                                     ==============

                       LIABILITIES AND SHAREHOLDER'S EQUITY

Current  Liabilities
  Accounts payable                                         118,175
  Other current liabilities                                101,329
                                                     --------------
Total current liabilities                                  219,504

Other Liabilities (principally related parties)            189,819

Shareholder's  Equity
  Preferred Stock, $.001 par value;
    authorized 5,000,000 shares: issued and
    outstanding  none  in  2000                                -
  Common Stock, $.001 par value; authorized
    25,000,000 shares; issued and outstanding
    6,615,464  in  2000                                      6,615
  Paid in Capital                                        1,933,426
  Subscription Receivable                                      -
  Common Stock options; 2,000,000
    issued and outstanding                                 330,000
  Accumulated deficit                                   (2,413,916)
                                                     --------------
Total Shareholder's Equity/(Deficit)                      (143,875)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $     265,448
                                                     ==============

Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 and 1999
(Unaudited)

                                                     Three  months  ended
                                              ---------------------------------
                                              June  30,  2000   June  30,  1999
                                              ---------------   ---------------
                                                (Unaudited)        (Unaudited)

Revenue                                       $      331,878    $      173,752

Cost  of  Revenue                                    211,843            16,133
                                              ---------------   ---------------

Gross  Profit                                        120,035           157,619

Operating  expenses:
  Marketing                                           13,949            11,715
  Consulting  services                                   -              15,000
  Rent                                                34,270            12,000
  Payroll  and  related  benefits                     28,153             9,440
  Selling, general and administrative expenses        92,084           113,357
                                              ---------------   ---------------
Total  operating  expenses                           168,456           161,512

Loss  before  other  income  (expense)               (48,421)           (3,893)

Other  income  (expense):
  Interest  income                                       -                 -
  Interest expense                                      (320)              -
  Loss on investment in Temporary Business
     Acquisition                                         -                 -
                                              ---------------   ---------------
Total  other  income  (expense)                         (320)              -


Net  Loss                                     $      (48,741)   $       (3,893)
                                              ===============   ================

Basic weighted average common shares
  Outstanding                                      6,615,464          6,125,097
                                              ===============   ================

Basic  Loss  per  common  share               $       (0.007)   $        (0.001)
                                              ===============   ================












Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 and 1999
(Unaudited)

                                                     Three  months  ended
                                              ---------------------------------
                                              June  30,  2000   June  30,  1999
                                              ---------------   ---------------
                                                (Unaudited)        (Unaudited)

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
Net  Income  (Loss)                           $      (48,741)   $      (3,893)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
     Depreciation  and  amortization                  15,480            2,917
     Issuance  of  stock  for  services                  -                -
     Loss on investment in Temporary
        Business  Acquisition                            -                -
     Accrued interest - Shareholders loan                -                -
     Office rent applied to paid in capital              300              -
Changes in Operating assets and liabilities:
     Accounts  Receivable                                -            (42,500)
     Inventory                                         2,270              -
     Other  Current  Assets                            6,000          (53,054)
     Other  Assets                                       207          (31,254)
     Accounts Payable and Accrued Liabilities         74,015           35,000
                                              ---------------   ---------------
Net cash provided by/(used in) operating
  Activities                                          49,531           (92,784)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
Purchase  of  Property  and  equipment                (4,600)          (10,000)
Loss on writeoff of related
  party - Ansam, Inc.                                    -                 -
Loss on investment in Temporary Business
  Acquisition                                            -                 -
                                              ---------------   ---------------
Net cash provided by/(used in) investing
  Activities                                          (4,600)          (10,000)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
Proceeds  from:
  Notes payable, principally related parties             -               2,870
  Share  subscriptions  collected                        -                 -
  Loans  from  Shareholders                              -              20,000
  Issuance  of  stock                                    -                 -
                                              ---------------   ---------------
Net cash provided by/(used in) financing
  Activities                                             -              22,870
                                              ---------------   ---------------
Net increase (decrease) in cash and
  cash  equivalents                                   44,931           (79,914)
Cash and cash equivalents, beginning
  of period                                           10,958            96,802
                                              ---------------   ---------------
Cash and cash equivalents, end of period      $       55,888    $       16,888
                                              ===============   ================

Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (UNAUDITED)
JUNE  30,  2000

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

NOTE  3  -  EARNINGS  (LOSS)  PER  SHARE

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

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (UNAUDITED)
JUNE  30,  2000

NOTE  4  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $48,741 for the three months ended June 30, 2000 (unaudited). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management anticipates that an additional investment of several million dollars will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

NOTE  5  -  BUSINESS  SEGMENT  INFORMATION

    The Company's segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income (loss) before taxes, interest income or expense and other income or (loss). The Company has elected to organize it businesses based principally upon products and services. Interactive Multimedia Network, Inc. has two reportable segments: Marketing, including services related to the internet marketing arena and sales or commissions from the sale or lease of vehicles.

          For  three  months  ended  June  30,  2000  (unaudited)

                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external
  customers                    $     67,500   $    264,378   $        -     $    331,878
Intersegment revenues                   -              -              -              -
Segment operating profit (loss)      36,258        (46,318)       (38,681)       (48,741)
Segment  assets                      75,479        178,754         11,215        265,448


INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (UNAUDITED)
JUNE  30,  2000


NOTE  5  -  BUSINESS  SEGMENT  INFORMATION  (CONTINUED):

     For  three  months  ended  June  30,  1999  (unaudited)

                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net  sales  to  external
  customers                    $    173,752   $        -     $        -     $    173,752
Intersegment  revenues                  -              -              -              -
Segment operating profit (loss)     130,904            -         (134,797)        (3,893)
Segment  assets                     382,100            -          109,726        491,826

     There were no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or (loss).

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended June 30, 1999 and 2000 was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Results  of  Operations

Three  Months  Ended  June  30,  2000  and  1999

During the three month period ended June 30, 2000, the Company's revenues were $331,878 compared to $173,752 for the same period ended June 30,1999. For the three months ended June 30, 2000, the Company's principal source of revenue consisted of revenue derived from vehicle sales made by its subsidiary, AutoSmart, compared with the same period ended June 30, 1999 during which the Company's primary source of revenue was marketing and Internet related services. Cost of Revenue increased from $ 16,133 for the three months ended June 30, 1999 to $211,843 for the same period in 2000 primarily due to difference in the types and quantity of vehicles being sold by AutoSmart USA which includes the cost of Company owned vehicles sold and sales related commissions.

Operating expenses for the three months ended June 30, 2000 increased by $6,944 from the same period in 1999, going from $161,512 for the three months ended June 30, 1999 to $168,456 for the same period in 2000.

                         INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                                   FORM  10-QSB
                                  JUNE  30,  2000

The  Company,  and  its  subsidiaries,  had  a  net  loss  of  $48,741  for  the
three  months  ended   June  30,  2000  and  $3,893   for  the  same  period  of
1999. The loss for the period in 1999 was attributable to the loss from the business activities of AutoSmart USA.


Liquidity  and  Capital  Resources

The Company's cash position increased from $10,958 as of March 31, 2000 to $55,888 on June 30, 2000.

The Operating Activities of the Company provided $49,531 during the three months ended June 30, 2000 versus the operating activities using $92,784 during the same period in 1999. This difference was predominately caused by a decrease in Other Current Assets as well as an increase in Accounts Payable in the current period.

The Company used $4,600 in investing activities during the three months ended June 30, 2000 versus the use of $10,000 during the same period in 1999.

The Company generated zero cash from financing activities during the three month period ended June 2000 versus the same period in 1999 when the Company generated $22,870 through loans from shareholders and related parties.

The Company's operations are not generating sufficient cash to maintain its present operations. During 2000, monthly expenses have averaged approximately $30,000. The Company's cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow. The company has increased its marketing activity in an effort to generate more sales volume in the auto arena, which could contribute cash to cover some of the monthly operating expenses. The company is also reviewing all non-essential activities and expenditures and will attempt to curtail these items to assist in reducing the cash used in operating activities. At a lower "burn rate" we believe we can continue to provide our current level of operations.

Additionally, the Company is seeking funding to increase its working capital for the AutoSmart USA division, the majority of which will be utilized for advertising and floor-plan financing. Floor plan financing is a specific-type of financing that is utilized by car dealers to purchase vehicle inventory.

                         INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                                   FORM  10-QSB
                                  JUNE  30,  2000
PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

NONE

Item 2.  Changes in Securities.

NONE

3.       Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

None

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

(b)      Reports on Form 8-K

NONE





                                    SIGNATURES

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date:  May 24, 2001

                                        By: /s/ Richard J. Verdiramo
                                       ------------------------------------
                                            Richard J. Verdiramo, President