Form 10QSB/A
period 2000-09-30
INTERACTIVE MULTIMEDIA NETWORK INC /
filed 2001-05-25
CIK 1060910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB/A

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

Statements of Stockholders' Equity (Deficit) (Unaudited)..............5

Statements of Cash Flow (Unaudited)...................................6

Notes to Financial Statements (Unaudited).............................7


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
                                                                  ==============

                       LIABILITIES AND SHAREHOLDER'S EQUITY
                      -------------------------------------

Current  Liabilities
  Accounts payable                                                      111,857
  Other current liabilities                                             118,303
                                                                  --------------
Total current liabilities                                               230,160

Other Liabilities (principally related parties)                         194,819

Shareholder's  Equity
Preferred Stock, $.001 par value; authorized 5,000,000
  shares:  issued  and  outstanding  none  in  2000                         -
Common Stock, $.001 par value; authorized
  25,000,000 shares; issued and outstanding
  6,615,464  in  2000                                                     6,615
Paid in Capital                                                       1,931,926
Subscription Receivable                                                     -
Common Stock options; 2,000,000 issued and outstanding                  330,000
Accumulated deficit                                                  (2,450,661)
                                                                     -----------
Total Shareholder's Equity/(Deficit)                                   (182,120)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                          $   242,859
                                                                    ============

Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
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

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited
                                                    Six months ended
                                        ----------------------------------------
                                        September 30, 2000   September 30, 1999
                                            (Unaudited)          (Unaudited)
                                         ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                      $         (87,286)   $          (9,145)
Adjustments to reconcile net income
  (loss)  to  net  cash  used  in
  operating  activities:
    Depreciation and amortization                   25,160                7,410
    Issuance of stock for services                     -                 65,000
    Loss on investment in Temporary
      Business  Acquisition                            -                    -
    Accrued interest - shareholders loan               -                    -
    Office rent applied to paid in capital             600                  -
Changes in Operating assets and
  liabilities:
    Accounts Receivable                                -               (293,850)
    Inventory                                      (38,750)                 -
    Other Current Assets                             6,000             (253,054)
    Other Assets                                       299             (131,254)
    Accounts Payable and
      Accrued Liabilities                           84,671               61,518
                                         ------------------   ------------------
Net cash provided by/(used in)
  operating activities                              (9,306)            (553,375)
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchase of Property and equipment                (4,600)             (28,115)
  Loss on writeoff of related
     party - Ansam, Inc.                               -                    -
  Loss on investment in Temporary
     Business Acquisition                              -                    -
                                         ------------------   ------------------
Net cash provided by/(used in)
   investing activities                             (4,600)             (28,115)
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
Proceeds  from:
  Notes payable, principally
   related parties                                     -                  2,870
  Share subscriptions collected                        -                410,893
  Loans from Shareholders                            5,000               20,000
  Issuance of stock                                    -                 55,000
                                         ------------------   ------------------
Net cash provided by/(used in)
   financing activities                              5,000              488,763
                                         ------------------   ------------------
Net increase (decrease) in cash and
   cash equivalents                                 (8,906)             (92,727)
Cash and cash equivalents,
   beginning of period                              10,958               96,802
                                         ------------------   ------------------
Cash and cash equivalents,
   end of period                         $           2,052    $           4,075
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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $38,246 and $87,286 for the three and six months ended September 30, 2000 (unaudited). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management anticipates that an additional investment of several million dollars will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

          For  three  months  ended  September  30,  2000  (unaudited)

                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external
  customers                    $      3,000   $    262,744   $      -       $    265,744
Intersegment revenues                   -              -            -                -
Segment operating profit (loss)     (17,044)       (28,322)       7,416          (37,950)
Segment  assets                      82,066        160,792          -            242,859

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (UNAUDITED)
SEPTEMBER  30,  2000

NOTE  5  -  BUSINESS  SEGMENT  INFORMATION  (CONTINUED):

     For  three  months  ended  September  30,  1999  (unaudited)

                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external
  customers                    $    301,279   $       -      $       -      $    301,279
Intersegment revenues                   -             -              -               -
Segment operating profit (loss)      84,242           -          (89,493)         (5,251)
Segment  assets                     399,077           -          407,272         806,349

          For  six  months  ended  September  30,  2000  (unaudited)

                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external
  customers                    $     70,500   $    527,122   $       -      $    597,622
Intersegment  revenues                  -              -             -               -
Segment operating profit (loss)      19,214        (74,640)      (31,244)        (86,670)
Segment  assets                      82,066        160,792           -           242,859

     For  six  months  ended  September  30,  1999  (unaudited)

                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external
  customers                    $    475,031   $       -      $        -     $    475,031
Intersegment  revenues                  -             -               -              -
Segment operating profit (loss)     215,145           -          (224,290)        (9,145)
Segment  assets                     399,077           -           407,272        806,349

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

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the three and six months ended September 30, 2000 and 1999 was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Results  of  Operations

Three  Months  Ended  September  30,  2000  and  1999

During the three month period ended September 30, 2000, the Company's revenues were $265,744 compared to $301,279 for the same period ended September 30, 1999. For the three months ended September 30, 2000, the Company's principal source of revenue consisted of revenue derived from vehicle sales made by its subsidiary, AutoSmart, compared to the same period ended September 30, 1999 during which the Company's primary revenue source was marketing and Internet related services. Cost of Revenue increased from $ 33,128 for the three months ended September 30, 1999 to $198,123 for the same period in 2000 primarily due to the increase in cost of revenue associated with vehicle sales for AutoSmart USA which includes the cost of Company owned vehicles sold and sales related commissions.

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

                           INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                SEPTEMBER 30, 2000


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