Form 10QSB/A
period 2000-12-31
INTERACTIVE MULTIMEDIA NETWORK INC /
filed 2001-05-25
CIK 1060910

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

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                DECEMBER 31, 2000

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
(Unaudited)


                                     ASSETS

Current  Assets
Cash and cash equivalents                              $      92,745
Accounts Receivable - net                                        -
Inventory                                                    125,321
Other Current Assets                                          22,400
                                                       --------------
     Total current assets                                    240,466
Property and equipment, net                                   86,288
Other assets                                                  15,508
                                                       --------------
     TOTAL ASSETS                                            342,261
                                                       ==============

                       LIABILITIES AND SHAREHOLDER'S EQUITY

Current  Liabilities
Accounts payable                                             152,972
Other current liabilities                                    107,978
                                                       --------------
     Total current liabilities                               260,950
Other Liabilities (principally related parties)              206,159
Shareholder's  Equity
  Preferred Stock, $.001 par value; authorized 5,000,000
    shares: issued and outstanding none in 2000                  -
  Common Stock, $.001 par value; authorized
    25,000,000 shares; issued and outstanding
    6,615,464  in  2000                                        6,615
Paid in Capital                                            1,934,026
Subscription Receivable                                          -
Common Stock options; 2,000,000 issued and outstanding       330,000
Accumulated deficit                                       (2,395,489)
                                                       --------------
Total Shareholder's Equity/(Deficit)                        (124,848)
                                                       --------------
     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY        $     342,261
                                                       ==============






Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
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

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net profit of $56,974 (unaudited) for the three months ended December 31, 2000 and a net loss of $30,313 (unaudited) for the nine months ended December 31, 2000 . Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management anticipates that an additional investment of several million dollars will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

          For  the  three  months  ended  December  31,  2000  (unaudited)

                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external
  customers                    $      2,345   $    667,310   $        -     $    669,655
Intersegment  revenues                  -              -              -              -
Segment operating profit (loss)       5,692        124,876        (62,077)        68,492
Segment  assets                      74,533        267,728            -          342,261

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS (UNAUDITED)
DECEMBER  31,  2000

NOTE  5  -  BUSINESS  SEGMENT  INFORMATION  (CONTINUED):

          For  the  three  months  ended  December  31,  1999  (unaudited)

                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external
  customers                    $    613,367   $        -     $        -     $    613,367
Intersegment  revenues                  -              -              -              -
Segment operating profit (loss)     (22,872)           -         (171,366)      (194,238)
Segment  assets                     206,490            -          528,044        734,534

     For  the  nine  months  ended  December  31,  2000  (unaudited)

                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------

Net sales to external
  customers                    $     72,845   $  1,194,432   $        -      $ 1,267,277
Intersegment  revenues                  -              -              -              -
Segment operating profit (loss)       7,197         50,236        (75,612)       (18,179)
Segment  assets                      74,533        267,728            -          342,261

     For  the  nine  months  ended  December  31,  1999  (unaudited)

                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------

Net sales to external
  customers                    $    921,605   $        -     $        -     $    921,605
Intersegment  revenues                  -              -              -              -
Segment operating profit (loss)      78,329            -         (601,578)      (523,249)
Segment  assets                     206,490            -          528,044        734,534

     There were no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or (loss).

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB/A
                                DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the three and nine months ended December 31, 1999 and 2000 was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Results  of  Operations

Three  Months  Ended  December  31,  2000  and  1999

For the three months ended December 31, 2000, the Company's principal source of revenue consisted of revenue derived from vehicle sales made by its subsidiary, AutoSmart. Cost of Revenue decreased from $522,750 for the three months ended December 31, 1999 to $432,558 for the same period in 2000 primarily due to difference in the types of vehicles being sold by AutoSmartUSA which includes the cost of Company owned vehicles sold and sales related commissions.

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

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB/A
                                DECEMBER 31, 2000

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

                           INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB/A
                                DECEMBER 31, 2000

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