Form 10KSB
period 2001-03-31
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2001-10-04
CIK 1060910

SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,  D.C.  20549

                              FORM  10-KSB

(X)      Annual  Report Under Section 13 or 15(d) of the Securities Exchange Act
of  1934

For  the  Fiscal  Year  Ended  March  31,  2001

( )      Transaction Report Under Section 13 or 15(d) of Securities Exchange Act
of  1934

For  the  transition  period  from  ______  to  ______

Commission  File  Number:  000-24189

                     INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
 (Exact  Name  of  Small  Business  Registrant  as  Specified  in  its  Charter)

             Delaware                                       65-0488983
(State  or  other  jurisdiction  of               (IRS  Employer  Identification
 Incorporation  or  Organization)                         Number)

             3163  Kennedy  Boulevard,  Jersey  City,  New  Jersey  07306
                  (Address  of  Principal  Executive  Offices)

Registrant's  Telephone  Number:  (201)  217-4137

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
     Common  Stock,  $.001  par  value.

Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES          No  X

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.   [X]

State  Registrant's  revenues  for  its  most  recent  fiscal  year:  $1,833,857

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 31, 2001: $ 689,901

APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of March 31, 2001 was 8,315,964.

DOCUMENTS  INCORPORATED  BY  REFERENCE: See PART III, Item 13

Transitional Small Business Disclosure Format (check one):     Yes ( )  No  (X)

FORWARD-LOOKING  STATEMENTS

This Report on Form 10-KSB contains certain forward-looking statements. These forward looking statements include statements regarding (i) research and development plans, marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Registrant's existing and proposed products; and
(iv)  the  need  for,  and  availability  of,  additional  financing.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of Interactive Multimedia Network, Inc., the ("Company"), which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements.













(This space left intentionally blank.)

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001

                                TABLE  OF  CONTENTS

     PART  I                                                               PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS
ITEM  2.     DESCRIPTION  OF  PROPERTY
ITEM  3.     LEGAL  PROCEEDINGS
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     PART  II

ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ITEM  7.     FINANCIAL  STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     PART  III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

ITEM  10.    EXECUTIVE  COMPENSATION

ITEM  11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     PART  IV


ITEM  13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

SIGNATURES

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001

                                     PART  I

Item  1.  Description  of  Business

Background

     The Company was incorporated in the State of New Jersey on March 4, 1994. On June 13, 1995, the New Jersey corporation migrated to Delaware via a merger with a Delaware corporation formed for that purpose. There are 5,000,000 shares of preferred stock authorized of which none are presently issued and outstanding and there are 25,000,000 shares of common stock authorized of which 8,315,964 were issued and outstanding as of March 31, 2001.

     The Company has two wholly-owned subsidiaries. AutoSmart USA, Inc. and AutoSmart USA Leasing, Inc. These subsidiaries operate in tandem to operate the vehicle sales operations of the Company.

     The Company had acquired an 80% interest in Contracting, Planning and Management Associates, Inc., through the Company's wholly-owned subsidiary CPM Associates. This business operation is no longer active, however, prior to its Chapter 7 Bankruptcy proceeding, it operated the architectural wood products and store fixture business of the Company.

     The principal executive offices of the Company are located at 3163 Kennedy Boulevard, Jersey City, New Jersey, tel. (201) 217-4137. The Company's stock symbol on the Over-the-Counter Bulletin Board is "IMNI". As of January 13, 2000, the Company's stock was removed from the over the counter bulletin board and it is presently traded on the "Pink Sheets". The Company has begun the process of being reinstated to the OTC BB.

Business

     The Company is an Internet based marketing company. The Company's primary business activity is marketing through multiple media channels for the purpose of facilitating on-line purchases of a variety of products and services. The Company markets products and services primarily for itself (85%) and sometimes for others (15%). In both cases it utilizes Interactive Convergence which is the simultaneous utilization of television, the Internet and retail exposure to promote a product or service. The Company uses multiple channels of distribution, such as the Internet, online computer services, broadcast, cable and satellite television and retail exposure, for the introduction of new products, new services, inventions and concepts. In addition to marketing other people's products or services for a fee, the Company also sells cars, trucks and sport utility vehicles directly to consumers through two wholly-owned subsidiaries. The Company derives its revenue from (i) marketing fees charged to clients for placement of products or services in Company owned web sites; (ii) commissions earned by the Company based on the sale of its clients' products or services; and (iii) sales or commissions earned through the sale or lease of vehicles by its AutoSmartUSA subsidiaries.

     For its clients, the Company provides complete marketing plans enabling individuals or entities that contract with the Company an advertising program specifically tailored to their products or services and their budget. This includes recommended media buys, target demographics, print, television,
Internet advertising and other necessary information and plans to attempt to successfully bring that product or service to market. Certain larger clients only require that the Company design and produce a web site for them to host on

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001

their own. Others require the Company to also host the site, provide all of the necessary e-commerce tools and provide the telemarketing/customer service functions as well. For small to medium size companies the Company can function as their marketing department and for larger companies the Company can function to augment their existing marketing programs. The Company uses television, the Internet and retail exposure simultaneously, to promote sales and brand awareness for its clients' products and services. One avenue which the Company uses is through the Internet web site known as Shop-the-Net.com (www.shop-the-net.com), which is a site owned and operated by the Company. "Shop-The-Net"' is a virtual shopping mall available over the World Wide Web. In this mall, the Company rents showroom space to companies and individuals. A showroom is a section of the mall wherein a client's product and/or services are highlighted and available for sale. There are approximately 45 clients represented in Shop-the-Net.com, offering approximately 500 different products. The Company derives revenue through Shop-the-Net.com from (i) placement fees charged to clients for being in the Shop-the-Net web site; and (ii) commissions earned through the sale of clients' products or services through
Shop-the-Net.com. During the fiscal year ended March 31, 2001 less than 5% of the Company's revenue was derived from Shop-the-Net.com.

     In February 1999, the Company formed two wholly-owned subsidiaries, AutoSmart USA, Inc., a Nevada corporation and AutoSmart USA Leasing, Inc., a Florida corporation, collectively, AutoSmartUSA. AutoSmartUSA sells cars, trucks and sport utility vehicles through the Internet at another of the Company's websites, www.autosmartusa.com, and through a walk-in new car showroom located in Pompano Beach, Florida.

     AutoSmartUSA sells and leases all models of new cars, trucks and SUV's for as low as 1% over factory invoice. AutoSmartUSA has made arrangements with more than 1,500 new car dealers across the United States to furnish AutoSmartUSA's customers with vehicles at appreciable discounts from MSRP (Manufacturer's Suggested Retail Price). Through this dealer network AutoSmartUSA can deliver a vehicle to a customer at the location of their choice at a price that is typically lower than the customer could negotiate directly because of the volume pricing that has been previously negotiated with AutoSmartUSA's dealers at the time of their joining the network of dealers.

     The AutoSmartUSA.com website allows customers to build their own car by specifying the make, model, options and color choices desired. Usually within 4 hours, during normal business hours, a personalized printout is sent to the customer containing the MSRP and factory invoice for the vehicle specified. With this information the customer can then make their purchasing decision and determine whether to buy, lease or finance their new vehicle.

     AutoSmartUSA has in-direct lending and leasing arrangements with more than 40 financing sources and can generally obtain financing for the customer at a competitive rate based on published market rates. AutoSmartUSA maintains its own finance and insurance department, just like most new car dealers, and in most cases processes all of the necessary paperwork to complete the transaction.

     When it is in the consumers' best interest, i.e. access to a better finance rate, better terms, etc., AutoSmartUSA will allow the dealer who is delivering the vehicle to handle the transactional paperwork. This is necessary because
AutoSmartUSA is not a franchise dealer and as such cannot offer manufacturer subsidized financing.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001

     The American public has had a love affair with the Automobile for the past 100 years. The automotive industry has long recognized the appreciative and collective nature of certain examples of cars that have been created and manufactured throughout its history. Many of these "collectible" cars are sought after due to a uniqueness of design or perhaps interesting or special features. However, most are cherished, garnered and collected because of an intangible referred to as nostalgia.

     AutoSmartUSA recognizes the value and marketability of these special vehicles and has begun to actively offer only the finest examples of these types of collectibles in its Internet website. These collectibles are offered in two ways, either through a free direct listing of the vehicle which includes a full, accurate description of the vehicle, the vehicle identification number or VIN and in most cases a recent color photograph or through the Silent Auction method of selling whereby the vehicle is sold to the highest bidder. Most cars carry a "reserve price", thus insuring that the vehicle is only released for sale when the winning bidder achieves a minimum price set by the vehicle owner. In both cases, the seller and buyer pay a fee of one percent to AutoSmartUSA for its services.

     AutoSmartUSA is careful to select only the finest vehicles with authentic lineage. No kit cars, replicas or vehicles that are not already totally restored or near-perfect original examples are accepted for sale on the site. All vehicles are inspected via digital images and the complete vehicle history is documented to ensure the lineage.

     Through March 31, 2001, more than 450 collectible cars have been represented in the site and more than 25% (or 112) have sold. The sales of collectible cars accounted for approximately 9% of the Company's revenue for the fiscal year ended March 31, 2001.

     The Company's revenue comes from the sale of its own marketing services and from the business activities of its subsidiaries. In the twelve month period ended March 31, 2001, AutoSmartUSA accounted for $1,762,857 (or 96% of revenue) and the core marketing business accounted for $71,000 (or 4% of revenue). Contracting, Planning and Management Associates, Inc., an indirect majority owned subsidiary is currently the subject of a Chapter 7 Bankruptcy proceeding and will not return to operations.

     Historically, the Company's revenue had come through commissions and fees earned through marketing clients' products and services and the provision of marketing services. Based on the percentages earned per sale by the Company for selling its clients' relatively inexpensive items, generally under $1,000, very high sales volume needed to be achieved for the Company to earn an appreciable return. The operation of AutoSmartUSA afforded the Company the opportunity sell and market a much higher per unit cost item. The earnings potential to the Company was greater expanding the AutoSmartUSA operations than if it continued to expand its marketing services business. The Company's management determined that the early success of its AutoSmartUSA subsidiaries warranted the full attention of all key personnel, including managerial, marketing, web development, etc. In an effort to ensure the continued growth of AutoSmartUSA, management began to curtail its active solicitation of additional marketing clients and made AutoSmartUSA its primary focus. The main factors for this decision were (i) increased sales volume attributable to selling higher dollar cost items; (ii) the applicability of the Company's Internet experience to an expanding market; and (iii) trends in the Internet industry towards the sale and marketing of durable hard goods.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001

     At this time the Company is not actively seeking new marketing clients but will continue to service current clients including processing e-commerce transactions on their behalf.

Employees

     As of March 31, 2001, the Company had 20 employees of which 4 are in management and 9 are part-time employees. The Company believes that its labor relations are good. No employee is represented by a labor union.

Item  2.  Description  of  Property

     The Company's principal executive offices are located at 3163 Kennedy Boulevard, Jersey City, New Jersey 07306 in 1,000 square feet of office space on a month to month basis. Verdiramo & Verdiramo, P.A., a law firm operated by the Company's former president, who is also the father of the current president and the other partner of this firm is Vincent S. Verdiramo the son of Vincent L. Verdiramo and the brother of the Company's current president, Richard J. Verdiramo. Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount of $1,200 has been reflected in the financial statements as rent expense which is offset to Paid in Capital in the same amount for the fiscal years ended March 31, 2001 and 2000. This is a bookkeeping entry and as such does not effect cash flow.

     The Company also maintains a 1,400 square foot office located in Boca Raton, Florida on an annually renewable lease which expires in May 2002. The annual rent for this property is $11,400.

     AutoSmart USA, Inc., and AutoSmart USA Leasing, Inc., occupy an 8,000 square foot facility located in Pompano Beach, Florida, which is office space and showroom located on 3 acres of land. This facility is leased for a three year term and the current lease expires in February 2002 and is renewable for three additional terms. The annual rent for this location is $72,000.

     The Company believes that its properties are adequate for its present needs and that suitable space will be available to accommodate its future needs.

Item  3.  Legal  Proceedings

     The  Company  is  not  a  party  to  any  legal  proceeding.

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001

                                    Part  II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters

     The Company's Common Stock is traded on the Pink Sheets under the symbol "IMNI".

The  following  bid  quotations  have  been  reported  for  the period beginning


                                HIGH                LOW
QUARTER  ENDED                  BID                 BID
-----------------------   ----------------    ----------------
March  31,  2000          $          0.10     $          0.10
June  30,  2000           $          0.10     $          0.07
September  30,  2000      $          0.10     $          0.05
December  31,  2000       $          0.07     $          0.05
March  31,  2001          $          0.06     $          0.05

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

     To the best of the Company's knowledge, from March 2000 to March 2001, no broker-dealer made an active market or regularly submitted quotations for the Company's stock, and that during this period, there were only a de minimis and infrequent number of trades and de minimis trading volume. There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders. The following information is from the National Association of Securities Dealers Automated Quotation Service.

     As of September 27, 2001, there were 104 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

     As of March 31, 2001, there were 8,315,964 shares of Common Stock issued. Of those shares 3,990,264 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering.

     In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the Company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001

     No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

     The Company has not paid a cash dividend on the common stock since inception. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements, and its overall financial condition.

     In August 1999, the Company issued 110,000 shares of common stock for $55,000 in cash under Section 4(2) and Regulation S of the Act to two (2) non-affiliated accredited investors. Also in 1999, the Company issued 65,000 shares of common stock, under Section 4(2) of the Act, in exchange for computer and marketing consulting services valued at $65,000.

     In  October  2000, the Company issued 150,500 shares of common stock, under
Section 4(2) of the Act, for settlement of computer and marketing consulting services in the amount of $75,250. The Company also issued 550,000 shares of common stock, under Section 4(2) of the Act, for settlement of $130,000 worth of notes payable. Said stock was issued to a non-affiliated accredited investor.

     In February 2001, the Company issued 1,000,000 shares of common stock, under Section 4(2) of the Act, for settlement of computer and marketing consulting services in the amount of $52,768. Regarding these issuances two (2) were affiliates, five (5) were non-affiliates.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this report.

RESULTS  OF  OPERATIONS

Twelve  months  ended  March  31,  2001  and  2000

During the twelve month period ending March 31, 2001, the Company incurred a loss of $301,890 compared to a loss of $882,555 for the same period ended March 31, 2000. Two main components contributed to the decrease in loss from year to year: Gross profit increased by $211,360 to $459,172 for the twelve months ended March 31, 2001. The Company did not incur any additional losses on investment in temporary business acquisition for the twelve months ended March 31, 2001.

Revenues

During the twelve month period ending March 31, 2001, the Company's revenues were $1,833,857 compared to $870,805 for the same period ended March 31, 2000. Revenues are principally from services and commissions from providing marketing plans, services related to the Internet marketing arena and sales or commissions from the sale or lease of vehicles from dealers who have agreed to provide these vehicles to the Company and its customers. Revenues from marketing and Internet related activity are recognized when the services are completed. Revenues from the sale or lease of vehicles are recognized when the vehicle is delivered to the customer. The increase of revenue from year to year is due to increased auto sales from the Company's wholly owned subsidiary, AutoSmart USA, Inc.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001

Operating  Expenses

During the twelve months ended March 31, 2001, the Company incurred $797,011 in operating expenses as compared to $869,074 in the same period in 2000. This decrease was primarily driven in the area of marketing where the Company curtailed this activity due to the Company's cash constraints. Offsetting the decrease were increases in rent and payroll.

Other  Income  (Expense)

During the twelve months ended March 31, 2001, the Company recouped $40,000 from a $253,054 loss on investment in temporary business acquisition reflected at March 31, 2000.

Material  Changes  in  Financial  Condition,  Liquidity  and  Capital  Resources

At March 31, 2001, the Company had $118 in cash and cash equivalents compared to $10,958 for the same period in 2000. The Company had a negative working capital of approximately $181,406 at March 31, 2001 compared to a negative $34,311 for the same period in 2000. The Company's operations are not generating sufficient cash to maintain its present operations. During 2001, monthly expenses have averaged approximately $40,000. The Company's cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow. The Company is reviewing all non-essential activities and expenditures and will be aggressively curtailing these items to assist in reducing the cash used in operating activities. To date we have reduced our monthly expenses to approximately $32,000 and expect to cut them shortly by an additional $4,000, for a new monthly total of approximately $28,000. At this lower "burn rate" we believe we can continue to provide our current level or operations. If necessary, we believe we can extend our viability up to 12 months by slashing costs to the bone, although this drastic action would temporarily reduce our operating activities leading to lower revenues during such period.

Item  7.  Financial  Statements

     MARK  COHEN  C.P.A.
     1772  East  Trafalgar  Circle
     Hollywood,  Fl  33020
     (954)  922  -  6042



                         INDEPENDENT  AUDITORS'  REPORT



Board  of  Directors
Interactive  Multimedia  Network,  Inc.

We have audited the accompanying consolidated balance sheet of Interactive Multimedia Network, Inc. and subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity (deficiency) and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Multimedia Network, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Mark Cohen C.P.A.


Mark  Cohen  C.P.A.
A  Sole  Proprietor  Firm


Hollywood,  Florida
September  2,  2001

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEETS


ASSETS
------

                                              March 31, 2001  March 31, 2000
                                              --------------  --------------

Current  Assets
     Cash  and  cash  equivalents             $         118   $      10,958
     Accounts  Receivable  - net                        -             6,350
     Inventory                                      148,571          65,470
     Other  Current  Assets                             240          28,400
                                              --------------  --------------
     Total  current  assets                         148,930         111,178
Property  and equipment, net                         92,094         112,733
Other  assets                                        15,192          15,962
                                              --------------  --------------
      TOTAL  ASSETS                           $     256,216   $     239,873
                                              ==============  ==============


LIABILITIES  AND  SHAREHOLDER'S  EQUITY
---------------------------------------

Current  Liabilities
     Accounts  payable                              167,408         117,005
     Other  current  liabilities                    162,958          28,484
                                              --------------  --------------
     Total  current  liabilities                    330,366         145,489

Other  Liabilities
   (principally related parties)                     63,956         189,819
                                              --------------  --------------

Shareholder's  Equity
      Preferred Stock, $.001 par value;
        authorized  5,000,000
        shares: issued and outstanding
        none in 2001 and 2000                           -               -
     Common Stock, $.001 par value;
       authorized 25,000,000 shares;
       issued and outstanding 8,315,964
       in 2001 and 6,615,464 in 2000                  8,316           6,615
     Paid  in  Capital                            2,190,643       1,933,126
     Subscription  Receivable                           -               -
     Common Stock options; 2,000,000
        issued  and  outstanding                    330,000         330,000
     Accumulated  Deficit                        (2,667,065)     (2,365,175)
                                              --------------  --------------
     Total  Shareholder's  Equity/(Deficit)        (138,106)        (95,434)

 TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $     256,216   $     239,873
                                              ==============  ==============



Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2001 AND 2000



                                                      Years  Ended
                                              ------------------------------
                                              March 31, 2001  March 31, 2000
                                              --------------  --------------

Revenue                                       $   1,833,857   $     870,805

Cost  of  Revenue                                 1,374,685         622,993
                                              --------------  --------------
Gross  Profit                                       459,172         247,812

Operating  expenses:
       Marketing                                    81,633          242,318
       Consulting  services                         90,750           96,800
       Rent                                        109,330           66,513
       Payroll  and  related  benefits             101,282           76,027
       Selling, general and
         administrative  expenses                  414,016          387,416
                                              --------------  --------------
Total  operating  expenses                         797,011          869,074

Loss  before  other  income  (expense)            (337,840)        (621,262)

Other  income  (expense):
       Interest  income                                -                -
       Interest  expense                            (5,927)          (8,239)
       Other  income                                 1,877              -
       Loss on investment in Temporary
         Business  Acquisition                      40,000         (253,054)
                                              --------------  --------------
Total  other  income  (expense)                     35,950         (261,293)
                                              --------------  --------------

Net  Loss                                     $    (301,890)  $    (882,555)
                                              ==============  ==============

Basic weighted average common
  shares  outstanding                             6,942,796       6,498,957
                                              ==============  ==============

Basic  Loss  per  common  share               $      (0.043)  $      (0.136)
                                              ==============  ==============











Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
MARCH 31, 2001

                                                                                                                    Total
                      Preferred Stock      Common Stock                                   Receivable    Accum-      Shareholders'
                      ---------------  ------------------------  Paid-in      Stock       Shares          ulated    Equity/
                      Shares   Amount  Shares       Amount       Capital      Options     Subscription  Deficit     Deficit
                      ------   ------  -----------  -----------  -----------  ----------  -----------  -----------  ------------
Balance at
  April 01, 1999          -         -   6,440,464   $    6,440   $ 2,174,501  $  330,000  $  (656,560) $(1,482,620) $   371,761

August 1999 - Issuance
  of common stock at
  $0.50 per share for
  cash                    -         -     110,000          110       54,890          -            -            -         55,000

August 1999 - Issuance
  of common stock at
  $1.00 per share
  for  services           -         -      65,000           65       64,935          -            -            -         65,000

December 1999 - Record
  receipts and write
  off uncollectable
  subscription receivable  -       -          -            -        (30,000)         -         656,560         -        626,560

March 31, 2000 - Write
  off receivable due from
  Ansam, Inc., a related
  Party                    -       -          -           -        (332,400)         -            -           -        (332,400)

March 31, 2000 - Record
  non cash rent expense
  applied against paid
  in  capital             -       -           -           -           1,200          -            -           -          1,200

Net loss year ended
  March  31,  2000        -       -           -           -            -             -            -       (882,555)    (882,555)
                      ------   ------  -----------  -----------  -----------  ----------  -----------  -----------  ------------
Balance, ending
  March  31,  2000        -       -     6,615,464        6,615     1,933,126     330,000         -      (2,365,175)     (95,434)

October 30, 2000 -
  issuance of common
  stock for  services     -       -       150,500          151        75,100         -           -             -         75,250

October 30, 2000 -
  issuance of common
  stock in settlement
  of  notes  payable      -       -       550,000          550       129,450          -          -              -       130,000

February 15, 2001 -
  issuance of common
  stock for services      -       -     1,000,000        1,000        51,768          -          -              -        52,768

March 31, 2001 -
  Record non cash rent
  expense applied
  against paid in
  capital                 -       -           -            -           1,200         -           -              -        1,200

Net loss twelve months
  ended March 31, 2001    -       -           -            -             -           -           -         (301,890)   (301,890)
                      ------   ------  -----------  -----------  -----------  ----------  -----------  -----------  ------------
Balance, ending
  March  31,  2001        -    $   -    8,315,964   $    8,316   $ 2,190,643  $  330,000  $      -     $(2,667,065) $  (138,106)
                      ======   ======  ===========  ===========  ===========  ==========  ===========  ===========  ============








Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                      Years  Ended
                                              ------------------------------
                                              March 31, 2001  March 31, 2000
                                              --------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
Net  Income  (Loss)                           $    (301,890)  $    (882,555)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
     Depreciation  and  amortization                 25,239          20,577
     Issuance  of  stock  for  services             128,018          65,000
     Loss on investment in Temporary
        Business  Acquisition                           -           253,054
     Accrued interest - Shareholders loan             4,737          13,819
     Office rent applied to paid in capital           1,200           1,200
Changes in Operating assets and liabilities:
     Accounts  Receivable                             6,350          (6,350)
     Inventory                                      (83,101)        (65,470)
     Other  Current  Assets                          28,160           74,724
     Other  Assets                                      770          104,819
     Accounts Payable and Accrued Liabilities       142,777          117,242
                                              --------------  --------------
Net cash provided by (used in) operating
  Activities                                        (47,740)       (303,941)
                                              --------------  --------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
Purchase of Property and equipment                   (4,600)        (54,009)
Loss on writeoff of related party -
  Ansam,  Inc.                                          -          (332,400)
Loss on investment in Temporary Business
  Acquisition                                        40,000        (253,054)
                                              --------------  --------------
Net cash provided by (used in) investing
  Activities                                         35,400        (639,463)
                                              --------------  --------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
Proceeds  from:
  Notes payable, principally related parties          7,100             -
  Share  subscriptions  collected                       -           626,560
  Loans  from  Shareholders                          (5,600)        176,000
  Issuance  of  stock                                   -            55,000
                                              --------------  --------------
Net cash provided by (used in) financing
  Activities                                          1,500          857,560
                                              --------------  --------------
Net increase (decrease) in cash and cash
  Equivalents                                       (10,840)        (85,844)
Cash and cash equivalents, beginning
  of  period                                         10,958          96,802
                                              --------------  --------------
Cash and cash equivalents, end of period      $         118   $      10,958
                                              ==============  ==============

SUPPLEMENTAL  INFORMATION:
Issuance of shares in settlement of notes
  Payable                                           130,000

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

     INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     FOR  THE  YEARS  ENDED  MARCH  31,  2001  AND  2000

NOTE  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Interactive Multimedia Network, Inc. (the "Company") was organized in the State of New Jersey on March 04, 1994 and reincorporated in the State of Delaware on June 13, 1995. The Company's primary business activity is marketing through multiple media channels for the purpose of facilitating on-line purchases of a variety of products and services.

     The  Company   has  two  subsidiaries:   AutoSmart  USA,  Inc.,   a  Nevada
corporation and AutoSmart USA Leasing, Inc., a Florida corporation, which operate in tandem the vehicle sales operations of the Company.

     Interactive Multimedia Network, Inc. prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements do not include the accounts of a subsidiary which at December 31, 1999 filed Chapter 7 with the Bankruptcy Courts, since control was temporary.

Use  of  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair  Value  of  Financial  Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses and other liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Inventories

     Inventories are stated at the lower of cost or market determined by the LIFO method and specific identification.

     INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     FOR  THE  YEARS  ENDED  MARCH  31,  2001  AND  2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued):

Property  and  Equipment:

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives when the property and equipment is placed in service.

                                                  Estimate  Useful  Life
                                                          (In  Years)
          Furniture  and  fixtures                             7
          Equipment  &  Vehicles  .                            5
          Computer  Equipment  &  Software                     3

     Leasehold improvements are amortized over their estimated useful lives or the estimated useful lives of the leasehold improvements, whichever is shorter.

     The  cost  of  fixed  assets  retired  or  sold,  together with the related
accumulated   depreciation,   are  removed  from  the   appropriate   asset  and
depreciation accounts, and the resulting gain or loss is included in net earnings. Maintenance and repairs are expensed as incurred.

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

Earnings  Per  Share  of  Common  Stock

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

Statement  of  Cash  Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     FOR  THE  YEARS  ENDED  MARCH  31,  2001  AND  2000

NOTE  3  -  DETAILS  OF  FINANCIAL  STATEMENT  COMPONENTS

                                                     March  31,
                                            --------------------------
Property and Equipment:                         2001          2000
                                            ------------  ------------
Furniture  and  Fixtures                    $    11,090   $    11,090
Equipment                                        17,140        20,849
Computer  Equipment                              27,663        56,816
Software                                        105,100       202,859
Website                                          53,250        53,250
Leasehold  Improvements                          11,025        11,025
                                            ------------  ------------
                                                225,268       355,889
Less: Accumulated depreciation
      and amortization                          133,174       243,156
                                            ------------  ------------
Property  and  equipment,  net              $    92,094   $   112,733
                                            ============  ============

NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES

Leases:

     In February 1999, the Company entered into an agreement to lease office space for AutoSmart USA, Inc. The initial term of the lease is for three years expiring in February 2002 with a renewal option for an additional three years. The monthly base rent amount is $6,000.

NOTE  5  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $301,890 and $882,555 for the years ended March 31, 2001 and 2000 respectively. Management anticipates that an additional investment of several million dollars will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuances that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

NOTE  6  -  TEMPORARY  BUSINESS  ACQUISITION

     On January 02, 1999, the Company, through its subsidiary CPM Holdings, Inc., acquired 80% of the common stock of Contracting, Planning, and Management Associates, Inc. ("CPM"), a wood products manufacturer located in Brentwood, New Hampshire. The transaction, which was to be accounted for as a purchase, involved the payment of $50,000 in cash to CPM's shareholders in exchange for stock. As part of the transaction, the Company obligated itself to provide working capital financing of $350,000 to CPM. As part of the acquisition, the Company acquired property and equipment with a fair value of $729,119 which is equivalent to the book value of the assets in CPM's records. These assets will be depreciated over lives of five to thirteen years. The Company also acquired control of inventory, receivables and other current assets valued at $336,454.

     INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     FOR  THE  YEARS  ENDED  MARCH  31,  2001  AND  2000

NOTE  6  -  TEMPORARY  BUSINESS  ACQUISITION  (CONTINUED)

     On January 08, 1999, CPM (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of New Hampshire. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-In-Possession.

     The activities of the Company and CPM are not consolidated for the years ended March 31, 2000 and 1999 since the control of CPM was never achieved due to the January 08, 1999 Chapter 11 filing and the subsequent conversion by the bankruptcy court to a liquidation under Chapter 7 of the Bankruptcy Code in December 1999.

     Other than the original investment of $50,000, the Company had loaned an additional $332,909 as of December 31, 1999. This loan was to have interest paid at 8%. No interest has been accrued as of March 31, 2000 due to the uncollectibility from the court imposed liquidation of CPM. At March 31, 1999, the Company reduced its investment in the temporary controlled subsidiary with a charge to loss on investments in the amount of $50,000 for the stock investment. At March 31, 1999 the Company also reduced its notes receivable balance due from CPM by $79,854 which represented 40% of the outstanding balance. Due to the subsequent conversion by the bankruptcy court to a liquidation under Chapter 7 of the Bankruptcy Code in December 1999, the Company reduced its notes receivable balance at March 31, 2000 due from CPM to zero by charging $253,054 to loss on investments since the likelihood of collection from CPM is remote.

     CPM received additional loans in the amount of $332,400 from Ansam, Inc., a corporation controlled by the Verdiramo family (See Note 7).

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

     The Company has been involved in periodic transactions, whereby money has been advanced to the former President of the Company and the former President of the Company has advanced money to the Company. As of March 31, 2001 the Company was obligated to the former President for a total of $9,970.

     The Company routinely sends funds to Small Business Development Group, Inc. a corporation owned solely by William J. Auletta. These funds are reimbursement of administrative expenses paid by Small Business Development Group on behalf of Interactive Multimedia Network, Inc., and are recorded as expenses in the Company's financial statements when incurred.

     Legal services to Interactive Multimedia Network, Inc. have been performed by Verdiramo & Verdiramo, P.A. This professional association is owned by Vincent
L. Verdiramo, the former President of Interactive Multimedia Network, Inc. and his son Vincent S. Verdiramo.

    Verdiramo & Verdiramo, P.A. is providing limited use of office space to Interactive Multimedia Network, Inc. Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount has been reflected in the financial statements as rent expense with an offset to Paid in Capital in the amount of $1,200 for the fiscal year ended March 31, 2000 and $1,200 for the fiscal year ended March 31, 2001.

     INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     FOR  THE  YEARS  ENDED  MARCH  31,  2001  AND  2000

NOTE  7  -  RELATED  PARTY  TRANSACTIONS (CONTINUED)

     In December 1999 the Company loaned $332,400 to Ansam, Inc., an entity controlled by the Verdiramo family. The purpose of this loan was for Ansam to loan funds to Contracting, Planning and Management Associates, Inc.("CPM"), an entity which Interactive Multimedia Network, Inc. acquired temporary control in January 1999 due to CPM filing a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of New Hampshire. In December 1999, the Bankruptcy Court converted the bankruptcy to a liquidation under Chapter 7 of the Bankruptcy Code. Ansam has notified Interactive Multimedia Network, Inc. of its inability to repay the loan since it has not collected the funds necessary and considers the likelihood of collection from CPM remote. At March 31, 2000, the entire receivable of $332,400 due from Ansam, Inc. has been written off and treated as a write off of uncollectible receivable from affiliate and applied against paid in capital. During the fiscal year ended March 31, 2001, the Company had collected $40,000 of the receivable previously written off.

    The Company has received loans and advances from stockholders during the year. These transactions are in the form of unsecured demand loans bearing interest of 8% per annum. The balance due at September 30, 2000 is $194,819 which includes approximately $7,500 accrued interest on these loans.

NOTE  8  -  STOCKHOLDER'S  EQUITY

Preferred  Stock

     The Company has 5,000,000 shares of preferred stock with a par value of $0.001, which to date have never been issued. The preferred stock contains no voting privileges and is not entitled to accrue dividends or convert into shares of the Company's common stock.

Common  Stock

     In August 1999, the Company issued 110,000 shares of common stock for $55,000 in cash. Also in 1999, the Company issued 65,000 shares of common stock in exchange for services valued at $65,000.

     In October 2000, the Company issued 150,500 shares of common stock for settlement of services in the amount of $75,250. The Company also issued 550,000 shares of common stock for settlement of $130,000 worth of notes payable.

     In February 2001, the Company issued 1,000,000 shares of common stock for settlement of services in the amount of $52,768.

     INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     FOR  THE  YEARS  ENDED  MARCH  31,  2001  AND  2000

NOTE  9  -  OPTIONS  AND  WARRANTS

     In December 1998, Marion Verdiramo, a related party, returned 2,000,000 shares of common stock to the Company as part of a capital restructuring and in return received 2,000,000 common stock options at $0.10 per share which can be exercised any time during the subsequent three years. This exchange was believed to be beneficial to the Company as it reduced its outstanding float. These options were valued at $330,000 based upon the minimal value of the common stock at the time of the options' issuance.

     Marion Verdiramo has never been an employee, officer, director or independent consultant for the Company. Marion Verdiramo converted a loan to the Company for 2,000,000 shares of restricted common stock. Subsequently, those shares were never freed from restrictive legend and returned to the Company.

NOTE  10  -  INCOME  TAXES

     The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

NOTE  11  -  BUSINESS  SEGMENT  INFORMATION

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

                                         For  year  ended  March  31,  2001
                                ---------------------------------------------------------
                                Marketing and                  Corporate
                                Internet related  Vehicle      Consolidated
                                Services          Sales/Lease  and Other          Total
                                ----------------  -----------  -------------  -----------
Net sales to external customers $        71,000   $ 1,762,857  $        -    $ 1,833,857
Segment operating profit (loss)          22,252       (35,055)     (289,087)    (301,890)
Segment  assets                          62,337       193,878           -        256,216
Depreciation and amortization             7,636        17,604           -         25,239
Capital  Additions                          -           4,600           -          4,600
Interest  Income                            -             -             -            -
Interest  Expense                           -           1,190         4,737        5,927
Loss  on Investment of Temporary
Acquisition                                 -             -         (40,000)     (40,000)

     INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     FOR  THE  YEARS  ENDED  MARCH  31,  2001  AND  2000

NOTE  11  -  BUSINESS  SEGMENT  INFORMATION (CONTINUED)

                                         For  year  ended  March  31,  2000
                                ---------------------------------------------------------
                                Marketing and                  Corporate
                                Internet related  Vehicle      Consolidated
                                Services          Sales/Lease  and Other          Total
                                ----------------  -----------  -------------  -----------
Net sales to external customers $        69,284   $  801,521   $        -     $  870,805
Segment operating profit (loss)        (266,223)    (157,130)      (197,909)    (621,262)
Segment  assets                          98,496      141,377            -        239,873
Depreciation  and  amortization          10,012       10,565            -         20,577
Capital  Additions                          -         54,009            -         54,009
Interest  Income                            -            -              -            -
Interest  Expense                           -            569          7,670        8,239
Loss on Investment of Temporary
Acquisition                                 -            -          253,054      253,054

The  Company's  operations  by  geographic  area  are  as  follows:

Net  sales  to  external  customers

                  For year ended March 31,
              -------------------------------
                  2001               2000
              -----------         -----------
U.S.           $1,833,857         $   870,805
Other                 -                   -
              -----------         -----------
              $ 1,833,857         $   870,805
              ===========         ===========

Long-lived  assets

                  For year ended March 31,
              -------------------------------
                  2001               2000
              -----------         -----------

U.S.          $    92,094         $   112,733
Other                 -                   -
              -----------         -----------

              $    92,094         $   112,733
              ===========         ===========

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company's present Auditor, Mark Cohen, C.P.A. has conducted the Company's audits for the fiscal years ended March 31, 2001 and 2000. There have been no changes in or disagreements with the Company's accountants during the period covered by this annual report.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the directors and executive officers of the Company.

Name                           Age     Position
--------------------------     ---     ---------------------------------
Richard  J.  Verdiramo          37     Director,  President,  CEO
William  J.  Auletta            60     Director,  Vice-President,  COO

BIOGRAPHIES

     Richard J. Verdiramo became President of the Company on March 1, 2000. Prior thereto, he served as a Vice-President from May 1996. Mr. Verdiramo has experience in the marketing of consumer products and brand development. From 1988 through 1996, Mr. Verdiramo was self-employed as a marketing consultant, developing marketing programs for various companies in a range of industries. Mr. Verdiramo has a B.S. degree from Providence College.

     William J. Auletta has served as COO and Vice President of the Company since its inception. Prior thereto, he worked, as founder, president and sole stockholder of Small Business Development Group, Inc., a marketing consultancy, from 1980 through the inception of the Company. Mr. Auletta attended Fairleigh Dickinson University and Rutgers University.

Board  of  Directors

     All directors of the Company hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

     The Company's By-Laws eliminate the personal liability of officers and directors to the fullest extent permitted by Delaware Law. The effect of such provision is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was lawful.

     There are no committees of the Board, which acts as the full Board with respect to any matter. No compensation is paid to any director, as such, for his or her services, but, by resolution of the Board of Directors, a fixed sum or expense for actual attendance at each regular or special meeting by the Board may be authorized.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001

Compliance  with  Section  16(a)  of  the  Exchange  Act

     Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, the Company believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item  10.  Executive  Compensation

     The following table reflects compensation for services to the Company for the fiscal years ended March 31, 2001, 2000 and 1999 of the executive officers. No other executive officer of the Company received compensation which exceeded $100,000 during this period.

                       SUMMARY  COMPENSATION  TABLE
ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
--------------------------------------------  --------------------------
Name  and                                      Other      Restricted
Principal                                      Annual     Stock
Position        Year  Salary  ($)   Bonus ($)  Comp. ($)  Awards  (1)($)
--------------  ----  -----------  ----------  ---------  --------------
William  J.
 Auletta         2001  $       -0-         -0-        -0-     2,000
 COO,  VP        2000  $       -0-         -0-        -0-       -0-
                 1999  $    8,005          -0-        -0-    20,000

Richard  J.
 Verdiramo       2001  $   13,500          -0-        -0-    10,000
 VP/President(2) 2000  $   16,000          -0-        -0-       -0-
                 1999  $   25,000          -0-        -0-    20,000

(1) In February 2001 the Board of Directors issued shares under Section 4(2) of the Securities Act to Messrs. Verdiramo and Auletta for services rendered to the Company during the fiscal year ended March 31, 2001, this award of 500,000 and 100,000 shares, respectively, was valued at 10,000 and 2,000, respectively. In March 1999 the Board of Directors issued shares under Section 4(2) of the Securities Act to Messrs. Verdiramo and Auletta for prior services rendered to the Company. This award of 100,000 shares each was valued at $20,000 per recipient. The value was determined by applying a 60% discount to the then market price of the Company's common shares during the same month, due to the two year restriction placed on these shares at issuance.

(2) Richard J. Verdiramo became president on March 1, 2000 prior to which he served as Vice President.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the directors and executive officers of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of March 31, 2001. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001

Title      Name  and  Address               Amount  and  Nature      Percent
of  Class  of  Beneficial  Owner            of Beneficial Ownership  of  Class
--------  --------------------------------  -----------------------  ---------
Common     William J. Auletta  (1)                1,315,750            15.82%
           5581 B Coach House Circle
           Boca Raton, Florida 33486

Common     Richard  J.  Verdiramo  (2)              600,000             7.22%
           3163  Kennedy  Boulevard
           Jersey City, New Jersey 07306

Common     Marion  H.  Verdiramo  (3)             3,400,930            40.89%
           3163  Kennedy  Boulevard
           Jersey City, New Jersey 07306

Common     Maria  Contini                           550,000             6.61%
           3163  Kennedy  Boulevard
           Jersey City, New Jersey 07306

Common     All Officers and Directors
           as  a  Group-  Two  Persons            1,915,750            23.04%
----------------------
(1) 1,115,750 of the shares are issued to Small Business Development Group, Inc., a Florida Corporation of which William J. Auletta is the sole stockholder.
(2)     President  and  son  of  Marion  H.  Verdiramo
(3) Mother of Richard J. Verdiramo. Includes 2,000,000 currently exercisable stock options.

Item  12.  Certain  Relationships  and  Related  Transactions

     The Company utilizes office space that is provided to it rent free by the law firm of Verdiramo & Verdiramo, P.A., which is owned and operated by Vincent
L. Verdiramo, and Vincent S. Verdiramo. Messrs. Verdiramo are the father and brother of the current President, Richard J. Verdiramo. Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount of has been reflected in the financial statements as rent expense with is offset to Paid in Capital in the amount of $1,200 for the fiscal year ended March 31, 2001.

     The CPM Acquisition Agreement called for the Company to fund CPM in the amount of $350,000, which it did. Concurrently, management of the Company and CPM met unsuccessfully with multiple possible lending sources in an effort to secure additional financing for CPM. The initial funds put into CPM by the Company were unsecured and subject to the Chapter 11 Bankruptcy filing. The Company determined to supply additional funds to CPM. However, the funds could not be secured if they were delivered directly to CPM from the Company. Accordingly, under advice of its bankruptcy counsel CPM sought and was granted court approval to obtain secured financing from an affiliated party. To expedite the transfer and minimize expenses, the Company utilized Ansam Inc., an affiliated entity owned by the Verdiramo family and controlled by Richard J. Verdiramo, the President and CEO of the Company. Absent any other viable alternative, the Company loaned $332,400 to Ansam, Inc., which then passed through these funds directly to CPM under the direction of a court order issued by the Bankruptcy Court. The court order placed Ansam's loan to CPM in a super priority position with the loan being collateralized by the accounts receivable of CPM. Since that time, the Company has written off this loan in its entirety due to management's belief that under CPM's Chapter 7 Bankruptcy filing, the

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001

outstanding receivables to be collected by the trustee are likely to be compromised to a high degree. Additionally the Company's loan to Ansam and Ansam's loan to CPM are at a rate of 8% interest. At the time of this loan, the Company's management and the management of CPM had been unable to secure any other form of financing for CPM. Although the Board of Directors normal practice is to seek out third party transactions unless it is "110%" more favorable to the Company, in this case there was no other alternative but for the Company to loan funds to Ansam, under the provisions of the court order and for Ansam to directly loan such funds under the same terms and conditions including interest rate. The Board determined that if these funds were not loaned in this manner in reliance on the court order issued by the Bankruptcy Court, than the operations of CPM would have ceased during the summer of 1999. The full board voted to effect these loans, including an unaffiliated Director, William
J. Auletta. The Company had no knowledge that the Court appointed Trustee would decide to convert CPM's bankruptcy filing from Chapter 11, which would have preserved the business and the Company's investment, into a Chapter 7 filing.

     Ansam received no benefit from this transaction in any manner. Ansam is totally reliant on the receipt of funds from CPM to repay the funds it borrowed from the Company. Ansam has no other assets nor any active business operations from which to repay this loan. Ansam has notified the Company of its inability to repay this loan, as such the entire amount has been written off by the Company.

     Ansam received $40,000 from the Trustees handling the estate of CPM and such funds were immediately returned to the Company.

                                    PART  III

Item  13.  Exhibits,  List  and  Reports  on  Form  8-K

(A)     Exhibits  required  by  Item  601                               (1)

(3)(i)    Articles  of  Incorporation, Filed with 10SB12G, August 24, 1999
(3)(ii)   Bylaws,  Filed with 10SB12G, August 24, 1999
(13) Annual report to security holders, Form 10Q or quarterly report to security holders, filed variously

          (1)  Omitted  Exhibits  not  applicable

(B)     REPORTS  ON  FORM  8-K:

    The Company filed the following reports on Form 8-K in the fiscal year ended March 31, 2001:

August 28, 2000 - Item 4, Change in Registrant's Certifying Accountants and
                  subsequent amendments to same.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2001


                                    SIGNATURE


           In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


                                   INTERACTIVE  MULTIMEDIA  NETWORK,  INC.

Date:  October 3,  2001            By:    /s/  Richard J. Verdiramo
                                          ---------------------------------
                                          Richard  J.  Verdiramo,  Chairman