Form 10QSB
period 2001-06-30
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2001-10-10
CIK 1060910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE PERIOD ENDED:  June 30, 2001

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

YES  X     NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 9, 2001 the number of the Company's shares of par value $.001 common stock outstanding was 8,315,964

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB

                                  JUNE 30, 2001

                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet.........................................................3

Statements of Operation...............................................4

Statements of Cash Flow...............................................5

Notes to Financial Statements.........................................6


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................9

PART II - OTHER INFORMATION..........................................11


SIGNATURES...........................................................11

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2001


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2001
(Unaudited)

ASSETS
------

Current  Assets
     Cash  and  cash  equivalents                          $       54,559
     Inventory                                                     98,571
     Other  Current  Assets                                           240
                                                           ---------------
       Total  current  assets                                     153,371

Property  and  equipment,  net                                     73,931
Other  assets                                                      15,192
                                                           ---------------

       TOTAL  ASSETS                                              242,494
                                                           ===============

LIABILITIES  AND  SHAREHOLDER'S  EQUITY
----------------------------------------

Current  Liabilities
     Accounts  payable                                            167,408
     Other  current  liabilities                                  132,770
                                                           ---------------
       Total  current  liabilities                                300,178

     Other  Liabilities  (principally  related  parties)           65,235

Shareholder's  Equity
     Preferred Stock, $.001 par value; authorized 5,000,000
       shares: issued and outstanding none in 2001                     -
     Common  Stock,  $.001  par  value;  authorized
       25,000,000 shares; issued and outstanding 8,315,964          8,316

     Paid  in  Capital                                          2,190,943
     Common Stock options; 2,000,000 issued and
       outstanding                                                330,000
     Accumulated  deficit                                      (2,652,177)
                                                           ---------------
       Total  Shareholder's  Equity/(Deficit)                    (122,919)
                                                           ---------------
        TOTAL  LIABILITIES  AND  SHAREHOLDER'S EQUITY      $      242,494
                                                           ===============





Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 and 2000
(Unaudited)

                                                     Three  months  ended
                                              ---------------------------------
                                              June  30,  2001   June  30,  2000
                                              ---------------   ---------------
                                                (Unaudited)        (Unaudited)

Revenue                                       $      867,429    $      331,878

Cost  of  Revenue                                    726,252           211,843
                                              ---------------   ---------------
Gross  Profit                                        141,177           120,035

Operating  expenses:
  Marketing                                           7,063             13,949
  Rent                                               16,355             34,270
  Payroll  and  related  benefits                     6,230             28,153
  Selling, general and administrative expenses       95,363             92,084
                                              ---------------   ---------------
          Total  operating  expenses                125,010            168,456

Loss  before  other  income  (expense)               16,167            (48,421)

Other  income  (expense):
  Interest  expense                                  (1,279)              (320)
                                              ---------------   ---------------
           Total  other  income  (expense)           (1,279)              (320)
                                              ---------------   ---------------

Net  Profit/(Loss)                           $       14,888    $       (48,741)
                                              ===============   ===============

Basic weighted average common shares
  Outstanding                                      8,315,964         6,615,464
                                              ===============   ===============

Basic  Loss  per  common  share               $        0.002    $       (0.007)
                                              ===============   ===============

















Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE MULTIMEDIA NETWORKS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 and 2000
(Unaudited)

                                                     Three  months  ended
                                              ---------------------------------
                                              June  30,  2001   June  30,  2000
                                              ---------------   ---------------
                                                (Unaudited)        (Unaudited)

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net Income (Loss)                           $       14,888   $       (48,741)
  Adjustments to reconcile net income
    (loss)  to  net  cash used in
    operating  activities:
      Depreciation  and  amortization                 18,162            15,480
      Accrued interest - Shareholders loan             1,279               -
      Office rent applied to paid in capital             300               300
  Changes in Operating assets and
    liabilities:
      Inventory                                       50,000             2,270
      Other  Current  Assets                             -               6,000
      Other  Assets                                      -                 207
      Accounts Payable and Accrued
        Liabilities                                  (30,188)           74,015
                                              ---------------   ---------------
Net cash provided by/(used in) operating
  Activities                                          54,442            49,531

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

Purchase  of  Property  and  equipment                   -              (4,600)
                                              ---------------   ---------------
Net cash provided by/(used in) investing
  Activities                                             -              (4,600)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

Net cash provided by/(used in) financing
  Activities                                             -                 -
                                              ---------------   ---------------

Net increase (decrease) in cash and
  cash  equivalents                                   54,442            44,931
Cash and cash equivalents, beginning
  of  period                                             118            10,958
                                              ---------------   ---------------

Cash and cash equivalents, end of period      $       54,559    $       55,888
                                              ===============   ===============








Read the accompanying significant accounting notes to financial statements, which are an integral part of this statement.

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(UNAUDITED)
JUNE  30,  2001

NOTE  1  -  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements of Interactive Multimedia Network, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Interactive Multimedia Network Inc.'s Annual Report Form 10-KSB as filed with the Securities and Exchange Commission.

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

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(UNAUDITED)
JUNE  30,  2001

NOTE  4  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net profit of $14,888 (unaudited) for the three months ended June 30, 2001. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management anticipates that an additional investment of several million dollars will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

NOTE  5  -  BUSINESS  SEGMENT  INFORMATION

    The Company's segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income (loss) before taxes, interest income or expense and other income or (loss). The Company has elected to organize it businesses based principally upon products and services. Interactive Multimedia Network, Inc., has two reportable segments: Marketing, including services related to the Internet marketing arena and sales or commissions from the sale or lease of vehicles.

                               For three months ended June 30, 2001 (unaudited)
                               ----------------------------------------------------------
                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------

Net sales to external customers $     20,000  $     847,429  $         -    $    867,429
Intersegment  revenues                   -              -              -             -
Segment operating profit (loss)       15,500         22,516        (23,128)       14,888
Segment  assets                 $     94,222  $     148,272  $         -    $    242,494

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(UNAUDITED)
JUNE  30,  2001

NOTE  5  -  BUSINESS  SEGMENT  INFORMATION (CONTINUED)

                               For three months ended June 30, 2000 (unaudited)
                               ----------------------------------------------------------
                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------

Net sales to external customers $     67,500  $     264,378  $         -    $    331,878
Intersegment  revenues                   -              -              -             -
Segment operating profit (loss)       36,258        (46,318)       (38,681)      (48,741)
Segment assets                  $     75,479  $     178,754  $      11,215  $    265,448

     There were no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or (loss).

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB

                                  JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended June 30, 2001 and 2000 was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

RESULTS  OF  OPERATIONS

Three months ended June 30, 2001 and 2000

During the three month period ending June 30, 2001, the Company realized a profit of $14,188 compared to a loss of $48,741 for the same period ended June 30, 2000. The two main components contributing to this increase in profitability were an improvement in gross profit and a reduction in operating expenses. Gross profit for the three month period ending June 30, 2001 increased by approximately $21,000 compared to the same period last year. Operating expenses for the three month period ending June 30, 2001 decreased by approximately $43,000 compared to the same period last year.

Revenues

During the three month period ending June 30, 2001, the Company's revenues were $867,429 compared to $331,878 for the same period ended June 30, 2000. Revenues are principally from services and commissions from providing marketing plans, services related to the Internet marketing arena and sales or commissions from the sale or lease of vehicles from dealers who have agreed to provide these vehicles to the Company and its customers. Revenues from marketing and Internet related activity are recognized when the services are completed. Revenues from the sale or lease of vehicles are recognized when the vehicle is delivered to the customer. The increase of revenue from year to year is due to increased auto sales from the Company's wholly owned subsidiary, AutoSmart USA, Inc.

                         INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                                   FORM  10-QSB
                                  JUNE  30,  2001

Operating  Expenses

During the three months ended June 30, 2001, the Company incurred $125,010 in operating expenses as compared to $168,456 in the same period in 2000. This decrease was primarily driven in the area of marketing, where the Company curtailed this activity due to Company's cash constraints, and payroll, where the Company has downsized its staff.

Material  changes  in  financial  condition,  liquidity  and  capital  resources

At June 30, 2001, the Company had $54,559 in cash and cash equivalents compared to $55,888 for the same period in 2000. The Company had a negative working capital of approximately $146,807 at June 30, 2001. The Company's operations are not generating sufficient cash to maintain its present operations. In our prior fiscal year, monthly expenses have averaged approximately $40,000. The Company's cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow. The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. During the three months ended June 30, 2001, we have reduced our monthly expenses to approximately $28,000. At this lower "burn rate" we believe we can continue to provide our current level or operations. If necessary, we believe we can extend our viability up to 12 months by slashing costs to the bone, although this drastic action would temporarily reduce our operating activities leading to lower revenues during such period.

                         INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                                   FORM  10-QSB
                                  JUNE  30,  2001

PART II

OTHER INFORMATION


Item 1.  Legal Proceedings.

NONE

Item 2.  Changes in Securities.

NONE

3.       Defaults Upon Senior Securities.

NONE

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

INTERACTIVE MULTIMEDIA NETWORK, INC.



Date:  October 9, 2001

                  By: /s/ Richard J. Verdiramo
                                       ------------------------------------
                                            Richard J. Verdiramo, President