Form 10QSB
period 2001-09-30
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2001-11-23
CIK 1060910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE PERIOD ENDED:  September 30, 2001

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

YES  X     NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2000 the number of the Company's shares of par value $.001 common stock outstanding was 8,315,964.

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                               September 30, 2001

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

Notes to Financial Statements.........................................6


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................9

PART II - OTHER INFORMATION..........................................11

SIGNATURES...........................................................11

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                               September 30, 2001

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001
(UNDAUDITED)

ASSETS
------

Current  Assets
     Cash  and  cash  equivalents                          $      20,039
     Receivables  -  related  party                                2,896
     Other  Current  Assets                                          -
                                                           --------------
       Total  current  assets                                     22,935

Property  and  equipment,  net                                    68,155
Other  assets                                                     18,923
                                                           --------------

       TOTAL  ASSETS                                       $     110,014
                                                           ==============

LIABILITIES  AND  SHAREHOLDER'S  EQUITY
----------------------------------------

Current  Liabilities
     Accounts  payable                                     $     170,670
     Other  current  liabilities                                 106,948
                                                           --------------
      Total  current  liabilities                                277,619

Other  Liabilities  (principally  related  parties)               66,514

Shareholder's  Equity
     Preferred Stock, $.001 par value; authorized 5,000,000
       shares: issued and outstanding none in 2000                   -
     Common Stock, $.001 par value; authorized
       25,000,000 shares; issued and outstanding 8,315,964         8,316
     Paid  in  Capital                                         2,191,243
     Common  Stock options; 2,000,000 issued and outstanding     330,000
     Accumulated  deficit                                     (2,763,678)
                                                           --------------
       Total  Shareholder's  Equity/(Deficit)                   (234,119)
                                                           --------------
        TOTAL  LIABILITIES  AND  SHAREHOLDER'S EQUITY      $     110,014
                                                           ==============





Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)


                                 Three months ended             Six months ended
                          ------------------------------  ------------------------------
                          Sept. 30, 2001  Sept. 30, 2000  Sept. 30, 2001  Sept. 30, 2000
                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                          --------------  --------------  --------------  --------------
Revenue                   $     416,504   $     265,744   $   1,283,933   $     597,622

Cost of Revenue                 394,030         198,123       1,120,281         409,966
                          --------------  --------------  --------------  --------------
Gross  Profit                    22,474          67,621         163,651         187,656

Operating  expenses:
  Marketing                       1,900          12,985           8,963          26,934
  Rent                           32,046          21,350          48,401          55,920
  Payroll and related
    Benefits                      2,273          21,765           8,503          49,918
  Selling, general and
  administrative expenses       112,236          49,469         207,599         141,554
                          --------------  --------------  --------------  --------------
Total operating expenses        148,455         105,570         273,465         274,326

Loss before other income
  (expense)                    (125,981)        (37,949)       (109,814)        (86,670)

Other income (expense):
  Interest  expense              (1,520)           (296)         (2,799)           (616)
  Recovery of investment in
    Temporary Business
    Acquisition                  16,000             -            16,000             -
                          --------------  --------------  --------------  --------------
Total other income
  (expense)                      14,480            (296)         13,201            (616)
                          --------------  --------------  --------------  --------------
Net  Loss                 $    (111,501)  $     (38,246)  $     (96,613)  $     (87,286)
                          ==============  ==============  ==============  ==============

Basic weighted average
  common shares
  outstanding                 8,315,964       6,615,464       8,315,964        6,504,726
                          ==============  ==============  ==============  ==============

Basic Loss per
  common  share           $      (0.013)  $      (0.006)  $      (0.012)  $      (0.013)
                          ==============  ==============  ==============  ==============






Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)







                                                     Six  months  ended
                                                ------------------------------
                                                Sept. 30, 2001  Sept. 30, 2000
                                                  (Unaudited)     (Unaudited)
                                                --------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

Net  Income  (Loss)                             $     (96,613)  $     (87,286)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
     Depreciation  and  amortization                   23,939          25,160
     Accrued interest - Shareholders loan               2,558             -
     Office rent applied to paid in capital               600             600
Changes in Operating assets and liabilities:
     Inventory                                        148,571         (38,750)
     Other  Current  Assets                            (2,656)          6,000
     Other  Assets                                     (3,731)            299
     Accounts Payable and Accrued Liabilities         (52,747)         84,671
                                                --------------  --------------
Net cash provided by/(used in) operating
  Activities                                           19,922          (9,306)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

Purchase  of  Property  and  equipment                    -            (4,600)
                                                --------------  --------------
Net cash provided by/(used in)
  investing  activities                                   -            (4,600)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

Loans  from shareholders                                  -             5,000
                                                --------------  --------------
Net cash provided by/(used in) financing
  Activities                                              -             5,000
                                                --------------  --------------
Net increase (decrease) in cash and
  cash  equivalents                                    19,922          (8,906)
Cash and cash equivalents, beginning
  of  period                                              118          10,958
                                                --------------  --------------
Cash and cash equivalents, end of period        $      20,039   $       2,051
                                                ==============  ==============





Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(UNAUDITED)
SEPTEMBER  30,  2001

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

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(UNAUDITED)
SEPTEMBER  30,  2001

NOTE  4  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $96,613 (unaudited) for the six months ended September 30, 2001. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management anticipates that an additional investment of several million dollars will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

                               For three months ended September 30, 2001 (unaudited)
                               ----------------------------------------------------------
                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external customers $    25,000   $    391,504   $        -     $    416,504
Intersegment  revenues                  -              -              -              -
Segment operating profit (loss)      11,263       (138,279)        15,515        111,501
Segment  assets                 $    84,750   $     25,264   $        -     $    110,014

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(UNAUDITED)
SEPTEMBER  30,  2001

NOTE  5  -  BUSINESS  SEGMENT  INFORMATION (CONTINUED)

                               For three months ended September 30, 2001 (unaudited)
                               ----------------------------------------------------------
                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external customers $     3,000   $    264,744   $        -     $    265,744
Intersegment  revenues                  -              -              -              -
Segment operating profit (loss)     (17,044)       (28,322)         7,416        (37,950)
Segment  assets                 $    82,066   $    160,792   $        -     $    242,859

                               For six months ended September 30, 2001 (unaudited)
                               ----------------------------------------------------------
                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external customers $    45,000   $  1,238,933   $        -     $  1,283,933
Intersegment  revenues                  -              -              -              -
Segment operating profit (loss)      26,763       (115,763)  $     (7,613)  $    (96,613)
Segment  assets                 $    84,750   $     25,264   $        -     $    110,014

                               For six months ended September 30, 2001 (unaudited)
                               ----------------------------------------------------------
                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external customers $    70,500   $    527,122   $        -     $    597,622
Intersegment  revenues                  -              -              -              -
Segment operating profit (loss)      19,214        (74,640)       (31,244)       (86,670)
Segment  assets                 $    82,066   $    160,792   $        -     $    242,859

     There were no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or (loss).

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                               September 30, 2001

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

RESULTS  OF  OPERATIONS

Three  and  six  months  ended  September  30,  2001  and  2000

During the three month period ending September 30, 2001, the Company incurred a loss of $111,501 compared to a loss of $38,246 for the same period ended September 30, 2000. For the six month period ending September 30, 2001, the Company incurred a loss of $96,613 compared to a loss of $87,286 for the same period ended September 30, 2000. Gross profit for the three month period ending September 30, 2001 decreased by approximately $45,000 compared to the same period last year. Gross profit for the six month period ending September 30, 2001 decreased by approximately $24,000 compared to the same period last year. Operating expenses for the three month period ending September 30, 2001 increased by approximately $43,000 compared to the same period last year and operating expenses for the six month period ending September 30, 2001 remained the same compared to the same period last year.

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                               September 30, 2001

Revenues

During the three month period ending September 30, 2001, the Company's revenues were $416,504 compared to $265,744 for the same period ended September 30, 2000. During the six month period ending September 30, 2001, the Company's revenues were $1,283,933 compared to $597,622 for the same period ended September 30, 2000. Revenues are principally from services and commissions from providing marketing plans, services related to the internet marketing arena and sales or commissions from the sale or lease of vehicles from dealers who have agreed to provide these vehicles to the company and its customers. Revenues from marketing and internet related activity are recognized when the services are completed. Revenues from the sale or lease of vehicles are recognized when the vehicle is delivered to the customer. The increase of revenue from year to year is due to increased auto sales from the Company's wholly owned subsidiary, AutoSmart USA, Inc.

Operating  Expenses

During the three months ended September 30, 2001, the company incurred $148,455 in operating expenses as compared to $105,570 in the same period in 2000. This increase was primarily driven in the area of selling, general and adminstrative expenses. During the six months ended September 30, 2001, operating expenses remained the same compared to the same period last year.

Material  changes  in  financial  condition,  liquidity  and  capital  resources

At  September  30,  2001,  the  Company had $20,039 in cash and cash equivalents compared to $2,051 for the same period in 2000. The Company had a negative working capital of approximately $254,684 at September 30, 2001. The Company's operations are not generating sufficient cash to maintain its present operations. During 2001, monthly expenses have averaged approximately $40,000. The Company's cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow. The company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. To date we have reduced our monthly expenses to approximately $28,000. At this lower "burn rate" we believe we can continue to provide our current level or operations. If necessary, we believe we can extend our viability up to 12 months by slashing costs to the bone, although this drastic action would temporarily reduce our operating activities leading to lower revenues during such period.

                         INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                                   FORM  10-QSB
                                September 30,  2001

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

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date:  November 23, 2001

                                        By: /s/ Richard J. Verdiramo
                                       ------------------------------------
                                            Richard J. Verdiramo, President