Form 10QSB
period 2001-12-31
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2002-02-13
CIK 1060910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE PERIOD ENDED:  December 31, 2001

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

YES  X     NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2001 the number of the Company's shares of par value $.001 common stock outstanding was 8,340,964.

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                December 31, 2001

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

Notes to Financial Statements.........................................6


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................9

PART II - OTHER INFORMATION..........................................11

SIGNATURES...........................................................11

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                December 31, 2001

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001
(UNDAUDITED)

ASSETS
------

Current  Assets
     Cash  and  cash  equivalents                           $         1,017
     Receivables  -  related  party                                   3,096
                                                            ----------------
       Total  current  assets                                         4,113

Property  and  equipment,  net                                       57,936
Other  assets                                                         2,832
                                                            ----------------

       TOTAL  ASSETS                                        $        64,881
                                                            ================


LIABILITIES  AND  SHAREHOLDER'S  EQUITY
----------------------------------------

Current  Liabilities
     Bank  Overdraft                                                 26,202
     Accounts  payable                                              168,987
     Other  current  liabilities                                     92,316
                                                             ---------------
       Total  current  liabilities                                  287,505

Other  Liabilities  (principally  related  parties)                  67,793

Shareholder's  Equity
     Preferred Stock, $.001 par value; authorized 5,000,000
       shares: issued and outstanding none in 2001                      -
     Common  Stock,  $.001  par  value;  authorized
       25,000,000 shares; issued and outstanding 8,340,964            8,341

     Paid  in  Capital                                            2,197,018
     Common Stock options; 2,000,000 issued and outstanding         330,000
     Accumulated  deficit                                        (2,825,776)
                                                             ---------------

       Total  Shareholder's  Equity/(Deficit)                      (290,417)

      TOTAL  LIABILITIES  AND  SHAREHOLDER'S EQUITY          $       64,881
                                                             ===============


Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 and 2000
(Unaudited)


                                 Three months ended             Nine months ended
                          ------------------------------  ------------------------------
                           Dec. 31, 2001   Dec. 31, 2000   Dec. 31, 2001   Dec. 31, 2000
                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                          --------------  --------------  --------------  --------------
Revenue                   $     111,740   $     669,655   $   1,395,673   $   1,267,277

Cost  of  Revenue               118,197         432,558       1,238,478         842,524
                          --------------  --------------  --------------  --------------
Gross  Profit                    (6,457)        237,097         157,194         424,753

Operating  expenses:
  Marketing                         500          21,057           9,463          47,991
  Rent                           21,425          23,415          69,826          79,335
  Payroll and related
   benefits                         500          15,699           9,003          65,617
  Selling, general and
   administrative expenses       31,936         108,434         239,535         249,988
                          --------------  --------------  --------------  --------------
Total operating expenses         54,361         168,605         327,827         442,932

Loss before other income
  (expense)                     (60,818)         68,492        (170,633)        (18,179)

Other income (expense):
  Interest  expense              (1,279)        (11,518)         (4,078)        (12,134)
  Recovery of investment in
   Temporary Business
   Acquisition                      -            16,000             -               -
                          --------------  --------------  --------------  --------------
Total other income
  (expense)                      (1,279)        (11,518)         11,922         (12,134)
                          --------------  --------------  --------------  --------------

Net  Loss                 $     (62,097)  $      56,974        (158,711)        (30,313)
                          ==============  ==============  ==============  ==============

Basic weighted average
  common shares
  outstanding                 8,315,964       6,615,464       8,315,964       6,615,464
                          ==============  ==============  ==============  ==============

Basic Loss per
  common  share           $      (0.007)  $        0.009  $      (0.019)  $      (0.005)
                          ==============  ==============  ==============  ==============





Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 and 2000
(Unaudited)







                                                     Nine months  ended
                                                ------------------------------
                                                 Dec. 31, 2001   Dec. 31, 2000
                                                  (Unaudited)     (Unaudited)
                                                --------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

Net  Income  (Loss)                             $    (158,711)  $     (30,313)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
     Depreciation  and  amortization                   34,158          31,046
     Accrued interest - Shareholders loan               3,837          11,340
     Office rent applied to paid in capital               900             900
Changes in Operating assets and liabilities:
     Receivables                                       (3,096)          6,350
     Inventory                                        148,571         (59,851)
     Other  Current  Assets                               240           6,000
     Other  Assets                                     12,360             454
     Accounts Payable and Accrued Liabilities         (42,861)        115,461
                                                --------------  --------------
Net cash provided by/(used in) operating
  Activities                                           (4,601)         81,387

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

Purchase of Property and equipment                        -            (4,600)
                                                --------------  --------------
Net cash provided by/(used in) investing
  Activities                                              -            (4,600)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

Proceeds  from  sale  of  stock                         5,500            -
Loans  from shareholders                                  -            5,000
                                                --------------  --------------
Net cash provided by/(used in) financing
  Activities                                            5,500           5,000
                                                --------------  --------------

Net increase (decrease) in cash and cash
  Equivalents                                             899          81,787
Cash and cash equivalents, beginning of period            118          10,958
                                                --------------  --------------
Cash and cash equivalents, end of period        $       1,017   $      92,745
                                                ==============  ==============



Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(UNAUDITED)
DECEMBER  31,  2001

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

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(UNAUDITED)
DECEMBER  31,  2001

NOTE  4  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $158,711 (unaudited) for the nine months ended December 31, 2001. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management anticipates that an additional investment of several million dollars will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

                               For three months ended December 31, 2001 (unaudited)
                               ----------------------------------------------------------
                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external
  customers                    $        -     $    111,740   $         -    $    111,740
Intersegment  revenues                  -              -               -             -
Segment operating profit (loss)     (27,133)       (36,099)          1,134       (62,098)
Segment  assets                $     46,443   $     18,438   $         -    $     64,881

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(UNAUDITED)
DECEMBER  31,  2001

NOTE  5  -  BUSINESS  SEGMENT  INFORMATION (CONTINUED)

                               For three months ended December 31, 2000 (unaudited)
                               ----------------------------------------------------------
                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external
  customers                    $      2,345   $    667,310   $        -     $    669,655
Intersegment  revenues                  -              -              -              -
Segment operating profit (loss)       5,692        124,876        (73,595)        56,973
Segment  assets                $     74,533   $    267,728   $        -     $    342,261

                               For nine months ended December 31, 2001 (unaudited)
                               ----------------------------------------------------------
                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external
  customers                    $     45,000   $  1,350,673   $        -     $  1,395,673
Intersegment  revenues                  -              -              -              -
Segment operating profit (loss)        (370)      (151,862)  $     (6,479)  $   (158,711)
Segment  assets                $     46,443   $     18,438   $        -     $     64,881

                               For nine months ended December 31, 2000 (unaudited)
                               ----------------------------------------------------------
                               Marketing
                               and Internet
                               related        Vehicle        Corporate      Consolidated
                               Services       Sales/Lease    and Other      Total
                               -------------  -------------  -------------  -------------
Net sales to external
  customers                    $     72,845   $  1,194,432   $         -    $  1,267,277
Intersegment revenues                   -              -               -             -
Segment operating profit (loss)       7,197         50,236         (87,746)      (30,313)
Segment assets                 $     74,533   $    267,728   $         -    $    342,261

     There were no differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or (loss).

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                December 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the nine months ended December 31, 2001 and 2000 was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

RESULTS  OF  OPERATIONS

Three  and  nine  months  ended  December  31,  2001  and  2000

During the three month period ending December 31, 2001, the Company incurred a loss of $62,097 compared to a profit of $56,974 for the same period ended December 31, 2000. For the nine month period ending December 31, 2001, the Company incurred a loss of $158,711 compared to a loss of $30,313 for the same period ended December 31, 2000. Gross profit for the three month period ending December 31, 2001 decreased by approximately $243,554 compared to the same period last year. Gross profit for the nine month period ending December 31, 2001 decreased by approximately $267,599 compared to the same period last year. Operating expenses for the three month period ending December 31, 2001 decreased by approximately $114,000 compared to the same period last year and operating expenses for the nine month period ending December 31, 2001 decreased by approximately the same amount compared to the same period last year.

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                December 31, 2001

Revenues

During the three month period ending December 31, 2001, the Company's revenues were $111,740 compared to $669,655 for the same period ended December 31, 2000. During the nine month period ending December 31, 2001, the Company's revenues were $1,395,673 compared to $1,267,277 for the same period ended December 31, 2000. Revenues are principally from services and commissions from providing marketing plans, services related to the internet marketing arena and sales or commissions from the sale or lease of vehicles from dealers who have agreed to provide these vehicles to the company and its customers. Revenues from marketing and internet related activity are recognized when the services are completed. Revenues from the sale or lease of vehicles are recognized when the vehicle is delivered to the customer. The increase of revenue from year to year is due to increased auto sales from the Company's wholly owned subsidiary, AutoSmart USA, Inc.

Operating  Expenses

During the three months ended December 31, 2001, the company incurred $54,361 in operating expenses as compared to $168,605 in the same period in 2000. This decrease was primarily driven in the area of marketing and selling, general and administrative expenses. During the nine months ended December 31, 2001, operating expenses decreased by approximately $114,000 from the same period last year. This decrease was primarily driven in the area of marketing and payroll.

Material  changes  in  financial  condition,  liquidity  and  capital  resources

At December 31, 2001, the Company had $1,017 in cash and cash equivalents compared to $92,745 for the same period in 2000. The Company had a negative working capital of approximately $283,392 at December 31, 2001. The Company's operations are not generating sufficient cash to maintain its present operations. During 2001, monthly expenses have averaged approximately $40,000. The Company's cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow. The company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. To date we have reduced our monthly expenses to approximately $28,000. At this lower "burn rate" we believe we can continue to provide our current level or operations. If necessary, we believe we can extend our viability up to 12 months by slashing costs to the bone, although this drastic action would temporarily reduce our operating activities leading to lower revenues during such period.

                         INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                                   FORM  10-QSB
                                 December 31,  2001

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

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date:  February 12, 2002

                                        By: /s/ Richard J. Verdiramo
                                       ------------------------------------
                                            Richard J. Verdiramo, President