Form 10KSB
period 2002-03-31
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2002-08-09
CIK 1060910

SECURITIES  AND  EXCHANGE  COMMISSION
                         WASHINGTON,  D.C.  20549

                              FORM  10-KSB

(X)      Annual  Report Under Section 13 or 15(d) of the Securities Exchange Act
         of  1934

         For  the  Fiscal  Year  Ended  March  31,  2002

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

                          YES  ( )       No  (X)

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.   [X]

State  Registrant's  revenues  for  its  most  recent  fiscal  year:  $45,800

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 8, 2001: $ 796,905

APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of March 31, 2002 were 8,894,964.

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













(This space left intentionally blank.)

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

                                TABLE  OF  CONTENTS

     PART  I                                                               PAGE

ITEM  1.     DESCRIPTION  OF  BUSINESS                                       4
ITEM  2.     DESCRIPTION  OF  PROPERTY                                       6
ITEM  3.     LEGAL  PROCEEDINGS                                              6
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS     7

     PART  II

ITEM  5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                             7

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND  RESULTS  OF  OPERATION                                     9

ITEM  7.     FINANCIAL  STATEMENTS                                          11

ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND  FINANCIAL  DISCLOSURE                                     24


     PART  III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT       24

ITEM  10.    EXECUTIVE  COMPENSATION                                        25

ITEM  11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                                 26

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS             26

     PART  IV


ITEM  13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K                                                    27

SIGNATURES                                                                  28

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

                                     PART  I

Item  1.  Description  of  Business

Background

     The Company was incorporated in the State of New Jersey on March 4, 1994. On June 13, 1995, the New Jersey corporation migrated to Delaware via a merger with a Delaware corporation formed for that purpose. There are 5,000,000 shares of preferred stock authorized of which none are presently issued and outstanding and there are 25,000,000 shares of common stock authorized of which 8,894,964 were issued and outstanding as of March 31, 2002.

     The Company discontinued its automotive sales operations, effective October 2001, which was operated by the Company's two wholly-owned subsidiaries AutoSmart USA, Inc. and AutoSmart USA Leasing, Inc. The downturn in automotive sales after the tragedy of September 11, 2001, the subsequent overall recession in the economy and the onslaught of manufacturer subsidized financing options, effectively negated the competitive advantage enjoyed by this operation.

     The Company had acquired an 80% interest in Contracting, Planning and Management Associates, Inc., through the Company's wholly-owned subsidiary CPM Associates. This business operation is no longer active, however, prior to its Chapter 7 Bankruptcy proceeding, it operated the architectural wood products and store fixture business of the Company.

     The Company has begun to refocus on the marketing and sale of consumer products. The Company intends to seek innovative consumer products in a range of areas but all must share these basic tenets: they must have global appeal; they must meet the needs of an underserved market; and they must offer the potential of sustainable revenue and profitability. One primary focus is the health and wellness market where all products must additionally have long-term wellness benefits.

     The principal executive offices of the Company are located at 3163 Kennedy Boulevard, Jersey City, New Jersey, tel. (201) 217-4137. The Company's stock symbol on the Over-the-Counter Bulletin Board is "IMNI".

Business

     Interactive Multimedia Network is a vertically-integrated company that specializes in product development, brand development, new product introduction and cross-media marketing. To address today's challenging business environment, the Company has broadened its horizons into the areas of traditional, electronic and direct-to-consumer marketing.

     The Company's primary business activity is marketing and branding through multiple media channels for the purpose of facilitating sales of a variety of products and services. The Company markets products and services primarily for itself (85%) and for others (15%). In both cases it utilizes Interactive Convergence, which is the simultaneous utilization of television, the Internet and retail exposure to promote a product or service. The Company uses multiple channels of distribution, such as the Internet, online computer services, broadcast, cable and satellite television and retail exposure, for the introduction of new products, new services, inventions and concepts. In addition to marketing it's own products, it markets other people's products or services for a fee. The Company derives its revenue from (i) fees charged for marketing

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

services, business and branding consulting, advertising services, etc.;(ii) marketing fees charged to clients for placement of products or services in Company owned web sites; (iii) commissions earned by the Company based on the sale of its clients' products or services; and (iv) wholesale and retail sales of Company owned products.

     For its clients, the Company provides complete business modeling, product development and marketing plans enabling individuals or entities that contract with the Company a business development and an advertising program specifically tailored to their products or services and their budget. This includes recommended media buys, target demographics, print, television, Internet advertising and other necessary information and plans to attempt to successfully bring that product or service to market. Certain larger clients only require that the Company design and produce a web site for them to host on their own. Others require the Company to also host the site, provide all of the necessary e-commerce tools and provide the telemarketing/customer service functions as well. For small to medium size companies the Company can function as their marketing department and for larger companies the Company can function to augment their existing marketing programs. The Company uses television, the Internet and retail exposure simultaneously, to promote sales and brand awareness for its clients' products and services. One avenue which the Company uses is through the Internet web site known as Shop-the-Net.com (www.shop-the-net.com), which is a site owned and operated by the Company. "Shop-The-Net"' is a virtual shopping mall available over the World Wide Web. In this mall, the Company rents showroom space to companies and individuals. A showroom is a section of the mall wherein a client's product and/or services are highlighted and available for sale. There are approximately 45 clients represented in Shop-the-Net.com, offering approximately 500 different products. The Company derives revenue through Shop-the-Net.com from (i) placement fees charged to clients for being in the Shop-the-Net web site; and (ii) commissions earned through the sale of clients' products or services through
Shop-the-Net.com. During the fiscal year ended March 31, 2002 less than 5% of the Company's revenue was derived from Shop-the-Net.com.

     In February 1999, the Company formed two wholly-owned subsidiaries, AutoSmart USA, Inc., a Nevada corporation and AutoSmart USA Leasing, Inc., a Florida corporation, collectively, AutoSmartUSA. AutoSmartUSA was formed to sell cars, trucks and sport utility vehicles through the Internet at another of the Company's websites, www.autosmartusa.com, and through a walk-in automobile showroom that was located in Lauderhill, Florida. This business was discontinued because of the downturn in automotive sales after the tragedy of September 11, 2001 and the onslaught of manufacturer subsidized financing options effectively negated the competitive advantage enjoyed by this operation.

     Specifically, AutoSmartUSA's primary revenue was from the Finance and Insurance or F & I component of the automotive sales industry. It could only participate in the F & I component of the sale if AutoSmartUSA was arranging for the financing, lease or loan, of its customers' vehicle. In the last quarter of 2001 most of the new car manufacturers were aggressively offering low or no finance charge financing options on their new and in some cases used or pre-owned vehicles. AutoSmartUSA could not participate in these transactions because it was not a franchised new vehicle dealer, it was an independent dealer with no direct affiliation with any manufacturer. As such it could not offer these financing options to its clients. To best service the client, it had to turn them over to the franchised dealers in its network and at best earn a referral fee. These types of fees were not sufficient to sustain the operation so it was closed in October of 2001.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002


     The Company's revenue comes from the sale of its own marketing services to clients and the wholesale and retail sale of its own products. In the twelve month period ended March 31, 2002, AutoSmartUSA accounted for 0% of revenue and the core marketing business accounted for $45,800 (or 100% of revenue).

Employees

     As of March 31, 2002, the Company had 2 employees of which 2 are in Management. The Company utilizes the services of independent contractors and subcontracts employees for support functions. The Company believes that its labor relations are good. No employee is represented by a labor union.

Item  2.  Description  of  Property

     The Company's principal executive offices are located at 3163 Kennedy Boulevard, Jersey City, New Jersey 07306 in 1,000 square feet of office space on a month to month basis. Verdiramo & Verdiramo, P.A., a law firm operated by the Company's former president, who is also the father of the current president and the other partner of this firm is Vincent S. Verdiramo, the son of Vincent L. Verdiramo and the brother of the Company's current president, Richard J. Verdiramo. Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount of $1,200 has been reflected in the financial statements as rent expense, which is offset to Paid in Capital in the same amount for the fiscal years ended March 31, 2002 and 2001.

     The Company believes that its property is adequate for its present needs and that suitable space will be available to accommodate its future needs.

Item  3.  Legal  Proceedings

     The Company is involved in several lawsuits of which it itself is party to two lawsuits. It's AutoSmartUSA subsidiary is party to five (5).

     AutoSmartUSA's former landlord, Pompano Motor Co., in the 17th Judicial Circuit, brought the first suit. The claim and counterclaim are pending. The Company is being sued as the guarantor of AutoSmartUSA's lease. The potential value of this suit is $82,641.99 plus 280,000 shares of the Company's common stock, plus costs and fees, etc. Management and its attorneys believe that this case will be handled in the ordinary course of business. The Company, in reliance on its counsel, believes that it has a meritorious defense to the complaint and intends to vigorously defend this suit. Potentially this suit will be dismissed or at the least be settled at a value substantially lower that the original claim.

    Wachovia Bank, in the Superior Court of New Jersey, Law Division, Burlington County against the Company and Vincent L. Verdiramo, the Company's former president, has brought the second suit . This suit is demanding repayment of a business loan that had an original value of $25,000 plus interest and fees. The Company and Mr. Verdiramo have answered this suit denying all claims that either Vincent L. Verdiramo executed a certain note and guarantee or that the Company authorized the transaction. Management and its counsel believe that this case will be handled in the ordinary course of business and will potentially be dismissed predicated on its filing of a motion for summary judgment.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

     The Company's subsidiary AutoSmart USA Leasing, Inc., is  involved in  five
(5) lawsuits with various vendors that it transacted business with while it was in operation. These cases revolve around certain automotive sales related transactions and are between AutoSmartUSA and certain automotive dealerships and lenders. These cases do not name the Company as a party. All cases are in the state of Florida with three (3) in the 17th Judicial Circuit, Broward County, one (1)in the 15th Judicial Circuit, Palm Beach County and one (1) 11th Judicial Circuit, Dade County. The cumulative contingent liability against the Company's AutoSmart USA subsidiary associated with these lawsuits is $280,332. At present, AutoSmart USA has no assets, so to the best of management's knowledge and belief, should the plaintiffs in any of these lawsuits prevail against AutoSmart USA the subsequent outcome should not impact the business of the Company.

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                                    Part  II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters

     The Company's Common Stock is traded on the Over the Counter Bulletin Board under the symbol "IMNI".

The  following  bid  quotations  have  been  reported  for  the period beginning

                                HIGH                LOW
QUARTER  ENDED                  BID                 BID
-----------------------   ----------------    ----------------
March  31,  2000          $          0.10     $          0.10
June  30,  2000           $          0.10     $          0.07
September  30,  2000      $          0.10     $          0.05
December  31,  2000       $          0.07     $          0.05
March  31,  2001          $          0.06     $          0.05
June  30,  2001           $          0.42     $          0.04
September  30,  2001      $          0.20     $          0.07
December  31,  2001       $          0.15     $          0.01
March  31,  2002          $          0.46     $          0.01

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

     To the best of the Company's knowledge, from March 2001 to March 2002, no broker-dealer made an active market or regularly submitted quotations for the Company's stock, and that during this period, there were only a de minimis and infrequent number of trades and de minimis trading volume. There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders. The following information is from the National Association of Securities Dealers Automated Quotation Service.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

     As of August 5, 2002, there were 117 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

     As of March 31, 2002, there were 8,894,964 shares of Common Stock issued. Of those shares 3,582,264 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering.

     In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the Company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, or (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

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

     In July 2001, the Company issued 74,000 shares of common stock. Of these shares 49,000 shares were issued under Section 4(2) of the Act to non-affiliated accredited investor for marketing consulting and compensation for automotive sales related services valued at $ 27,000 and the balance, 25,000 shares were issued pursuant to Regulation S for a direct investment in the company by an unrelated entity owned by non-US resident in an off-shore transaction.

     In January 2002, the Company issued 140,000  shares of common stock,  under
Section 4 (2) of the Act in exchange for legal and marketing services valued at $ 21,000 to 4 non-affiliated individuals.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

In March 2002, the Company issued 400,000 shares of common stock in conjunction with a consulting agreement valued at $80,000.


Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

     The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this report.


RESULTS OF OPERATIONS

Twelve months ended March 31, 2002 and 2001

During the twelve month period ending March 31, 2002, the Company incurred a loss of $843,917 compared to a loss of $301,890 for the same period ended March 31, 2001. The main component contributing to the decrease in loss from year to year was the ceasing of operations of our wholly owned subsidiary AutoSmart USA, Inc.

Revenues

During the twelve month period ending March 31, 2002, the Company's revenues from continuing operations $45,800 compared to $71,000 for the same period ended March 31, 2001. Revenues are principally from services and commissions from providing marketing plans, services related to the internet marketing arena. Revenues from marketing and internet related activity are recognized when the services are completed.

Operating Expenses

During the twelve months ended March 31, 2002, the company incurred $208,202 in operating expenses from continued operations as compared to $379,322 in the same period in 2001. This decrease was primarily driven in the area of selling, general and administration where the company curtailed this activity due to company's cash constraints. Offsetting the decrease were increases in consulting services.

Other Income (Expense)

During the twelve months ended March 31, 2002 and 2001, the company recouped $16,000 and $40,000 respectively from a $253, 054 loss on investment in temporary business acquisition reflected in prior years.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

Material Changes In Financial Condition, Liquidity And Capital Resources

At March 31, 2002, the Company had $1,944 in cash and cash equivalents compared to $118 for the same period in 2001. The Company had a negative working capital of approximately $819,000 at March 31, 2002 compared to a negative $181,436 for the same period in 2001. The Company's operations are not generating sufficient cash to maintain its present operations. During 2002, monthly expenses have averaged approximately $28,000, which included activities of our discontinued operations. The Company's cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow. The company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. To date we have reduced our monthly expenses drastically. With the ceasing of operations at AutoSmart USA, our monthly expenses are currently below $5,000. At this lower "burn rate" we believe we can continue to provide our current level or operations.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

Item  7.  Financial  Statements

                               MARK COHEN C.P.A.
                           1772 East Trafalgar Circle
                              Hollywood, Fl  33020
                                (954) 922 - 6042
________________________________________________________________________________

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Interactive Multimedia Network, Inc.

We have audited the accompanying consolidated balance sheet of Interactive Multimedia Network, Inc. and subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity (deficiency) and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Multimedia Network, Inc. and subsidiaries as of March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mark Cohen C.P.A.
A Sole Proprietor Firm

Hollywood, Florida
August 8, 2002

                             INTERACTIVE MULTIMEDIA NETWORK, INC.
                                 CONSOLIDATED BALANCE SHEET

                                                           March 31, 2002  March 31, 2001
                                                           --------------  --------------
                                         ASSETS
Current Assets
  Cash and cash equivalents                                $       1,944   $         118
  Accounts Receivable - net                                          800             -
  Inventory                                                          -           148,571
  Other Current Assets                                               -               240
                                                           --------------  --------------
    Total current assets                                           2,744         148,930
                                                           --------------  --------------
Property and equipment, net                                       46,780          92,094
Other assets                                                         -            15,192
                                                           --------------  --------------
    TOTAL ASSETS                                           $      49,524   $     256,216
                                                           ==============  ==============

                          LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Accounts payable                                               518,346         167,408
  Other current liabilities                                      303,593         162,958
                                                           --------------  --------------
     Total current liabilities                                   821,939         330,366
                                                           --------------  --------------

  Other Liabilities (principally related parties)                 74,909          63,956

Shareholder's Equity
  Preferred Stock, $.001 par value; authorized 5,000,000             -               -
    shares: issued and outstanding none in 2002 and 2001

  Common Stock, $.001 par value; authorized                        8,895           8,316
    25,000,000 shares; issued and outstanding 8,894,964 in
    2002 and 8,315,964 in 2001

  Paid in Capital                                              2,324,764       2,190,643
  Subscription Receivable                                            -               -
  Common Stock options; 2,000,000 issued and outstanding         330,000         330,000
  Accumulated Deficit                                         (3,510,982)     (2,667,065)
                                                           --------------  --------------
    Total Shareholder's Equity/(Deficit)                        (847,324)       (138,106)
                                                           --------------  --------------
    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY             $      49,524   $     256,216
                                                           ==============  ==============








Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

                             INTERACTIVE MULTIMEDIA NETWORK, INC.
                             CONSOLIDATED STATEMENT OF OPERATIONS
                          FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                                                     Years Ended
                                                           ------------------------------
                                                           March 31, 2001  March 31, 2000
                                                           --------------  --------------
Revenue                                                    $      45,800   $      71,000
Cost of Revenue                                                      -               -
                                                           --------------  --------------
Gross Profit                                                      45,800          71,000
                                                           --------------  --------------

Operating expenses:
       Marketing                                                  28,035          13,900
       Consulting services                                       111,000          70,000
       Rent                                                        8,662           1,200
       Payroll and related benefits                                  -            24,150
       Selling, general and administrative expenses               60,504         270,071
                                                           --------------  --------------
          Total operating expenses                               208,202         379,322
                                                           --------------  --------------
          Loss before other income (expense)                    (162,402)       (308,322)

Other income (expense):
       Interest income                                               -               -
       Interest expense                                           (5,186)            -
       Other income                                                   44           1,487
       Loss on investment in Temporary Business Acquisition       16,000          40,000
                                                           --------------  --------------
          Total other income (expense)                            10,858          41,487
                                                           --------------  --------------

Income from continuing operations                               (151,544)       (266,835)

Discontinued operations:
  Income (Loss) from operations of discontinued subsidiary      (692,373)        (35,055)
                                                           --------------  --------------
Net Loss                                                   $    (843,917)  $    (301,890)
                                                           ==============  ==============

Basic weighted average common shares outstanding               8,390,980       6,942,796
                                                           ==============  ==============

Basic and diluted Loss per common share                    $      (0.101)  $      (0.043)
                                                           ==============  ==============







Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

                          INTERACTIVE MULTIMEDIA NETWORK, INC.
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                     MARCH 31, 2002



                                                                                                                       Total
                                                                                                                       Share-
                         Preferred Stock              Common Stock                                                     holders'
                    --------------------------  --------------------------  Paid in       Stock         Accumulated    Equity/
                    Shares        Amount        Shares        Amount        Capital       Options       Deficit       (Deficit)
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, April 01,
2000                        -     $        -      6,615,464   $     6,615   $ 1,933,126   $   330,000   $   (95,434) $ (2,365,175)

Issuance of common                                  150,500           151        75,100                                    75,250
stock for services

Issuance of common                                  550,000           550       129,450                                   130,000
stock in settlement of
notes payable

Issuance of common                                1,000,000         1,000        51,768                                    52,768
stock for services

Record non cash rent                                                              1,200                                     1,200
expense applied
against paid in
capital

Net loss twelve months                                                                                     (301,890)     (301,890)
ended March 31, 2001
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, ending March       -             -       8,315,964         8,316     2,190,643       330,000    (2,667,065)     (138,106)
31, 2001

Issuance of common                                  554,000           554       127,446                                    128,000
stock for services

Issuance of shares for                               25,000            25         5,475                                      5,500
settlement of
liabilities

Record non cash rent                                                              1,200                                      1,200
expense applied
against paid in
capital

Net loss twelve months                                                                                     (843,917)     (843,917)
ended March 31, 2002
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, ending March       -             -       8,894,964   $     8,895   $ 2,324,764   $   330,000   $(3,510,982)  $  (847,324)
31, 2002            ============  ============  ============  ============  ============  ============  ============  ============






















Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

                          INTERACTIVE MULTIMEDIA NETWORK, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                                     Years Ended
                                                           ------------------------------
                                                           March 31, 2001  March 31, 2000
                                                           --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                          $    (843,917)  $    (301,890)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Depreciation and amortization                                   33,307          25,239
  Issuance of stock for services                                 128,000         128,018
  Loss on Abandonment of Property                                 12,007             -
  Accrued interest - Shareholders loan                             5,186           4,737
  Office rent applied to paid in capital                           1,200           1,200
Changes in Operating assets and liabilities:
  Accounts Receivable                                               (800)          6,350
  Inventory                                                      148,571         (83,101)
  Other Current Assets                                               240          28,160
  Other Assets                                                    15,192             770
  Accounts Payable and Accrued Liabilities                       470,234         142,777
                                                           --------------  --------------
Net cash provided by/(used in) operating activities              (30,781)        (47,740)
                                                           --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and equipment                                   -            (4,600)
Loss on writeoff of related party - Ansam, Inc.                      -               -
Loss on investment in Temporary Business Acquisition              16,000          40,000
                                                           --------------  --------------
Net cash provided by/(used in) investing activities               16,000          35,400
                                                           --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
  Notes payable, principally related parties                         -             7,100
  Share subscriptions collected                                      -               -
  Loans from Shareholders                                          5,767          (5,600)
  Issuance of stock                                                  -               -
                                                           --------------  --------------
Net cash provided by/(used in) financing activities                5,767           1,500
                                                           --------------  --------------
Net increase (decrease) in cash and cash equivalents              (9,014)        (10,840)
Cash and cash equivalents, beginning of period                    10,958          10,958
                                                           --------------  --------------
Cash and cash equivalents, end of period                   $       1,944   $         118
                                                           ==============  ==============

SUPPLEMENTAL INFORMATION:
Issuance of shares in settlement of notes payables                   -           130,000
Issuance of shares in settlement of liabilities                    5,500             -


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

      The Company has two subsidiaries: AutoSmart USA, Inc., a Nevada corporation and AutoSmart USA Leasing, Inc., a Florida corporation, which operate in tandem the vehicle sales operations of the Company. During the fiscal year ended March 31, 2002, these two subsidiaries ceased operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements do not include the accounts of a subsidiary which a December 31, 1999 filed Chapter 7 with the Bankruptcy Courts, since control was temporary.

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

                                               Estimate Useful Life
                                                    (In Years)
                                               --------------------
     Furniture and fixtures                             7
     Equipment & Vehicles                               5
     Computer Equipment & Software                      3

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

     Repairs and maintenance are charged to operations as incurred, and expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in operations.

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

                      INTERACTIVE MULTIMEDIA NETWORK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Recent Accounting Pronouncements:

     The Statement of Financial Accounting Standards Board (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board
(FASB) in July 2001. This Statement establishes standards for accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This Statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board (FASB) in July 2001. This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 143, "Accounting for Asset Retirement Obligation," was issued by the Financial Accounting Standards Board (FASB) in August 2001. This Statement will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. This Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the Financial Accounting Standards Board (FASB) in October 2001. This Statement provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This Statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

                      INTERACTIVE MULTIMEDIA NETWORK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS

                                                 March 31,
                                      ------------------------------
Property and Equipment:                     2002            2001
                                      --------------  --------------
Furniture and Fixtures                $       4,770   $      11,090
Equipment                                     5,134          17,140
Computer Equipment                           24,568          27,663
Software                                      1,626         105,100
Website                                      53,250          53,250
Leasehold Improvements                          -            11,025
                                      --------------  --------------
                                             89,350         225,268
Less:  Accumulated depreciation and
  amortization                               42,570         133,174
                                      --------------  --------------

  Property and equipment, net         $      46,780   $      92,094
                                      ==============  ==============

NOTE 4 - COMMITMENTS AND CONTIGENCIES

Legal Proceedings
     In September 2002, the Company's wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing, Inc. ceased operations. Due to unpaid obligations to vendors, AutoSmart USA, Inc. is currently a party to several lawsuits in which the total amount being requested for recovery from AutoSmart USA, Inc. is approximately $280,332.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $843,917 and $301,890 for the years ended March 31, 2002 and 2001 respectively. Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

NOTE 6 -  DISCONTINUED OPERATIONS

      In September 2002, The Company ceased operations at its wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing, Inc. The results of those businesses have been reflected as Discontinued Operations in the accompanying consolidated financial statements. Operating results of the dicontinued operations are as follows:

                                         2002          2001
                                     ------------  ------------
Net Sales                              1,350,673     1,773,832
Income before income taxes              (692,373)      (35,055)
Provision for income taxes                   -             -
Income from discontinued operations     (692,373)      (35,055)

                      INTERACTIVE MULTIMEDIA NETWORK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS

      The Company has been involved in periodic transactions, whereby money has been advanced to the former President of the Company and the former President of the Company has advanced money to the Company. As of March 31, 2002 the Company was obligated to the former President for a total of $9,970.

      The Company routinely sends funds to Small Business Development Group, Inc. a corporation owned solely by William J. Auletta. These funds are reimbursement of administrative expenses paid by Small Business Development Group on behalf of Interactive Multimedia Network, Inc and are recorded as expenses in the Company's financial statements when incurred.

     Legal services to Interactive Multimedia Network, Inc. have been performed by Verdiramo & Verdiramo, P.A.. This professional association is owned by Vincent L. Verdiramo, the former President of Interactive Multimedia Network, Inc. and his son Vincent S. Verdiramo. The cost of legal services billed to the Compnay for the year ended March 31, 2002 was $19,740.00.

     Verdiramo & Verdiramo, P.A. is providing limited use of office space to Interactive Multimedia Network, Inc.. Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount has been reflected in the financial statements as rent expense with an offset to Paid in Capital in the amount of $1,200 for the fiscal year ended March 31, 2002 and $1,200 for the fiscal year ended March 31, 2001.

     The Company has received loans and advances from stockholders during the year. These transactions are in the form of unsecured demand loans bearing interest of 8% per annum. The balance due at March 31, 2002 is $74,909 which includes approximately $9,923 accrued interest on these loans.


NOTE 8 - STOCKHOLDER'S EQUITY

Preferred Stock

     The company has 5,000,000 shares of preferred stock with a par value of $0.001, which to date have never been issued. The preferred stock contains no voting privileges and is not entitled to accrue dividends or convert into shares of the Company's common stock.

                      INTERACTIVE MULTIMEDIA NETWORK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDER'S EQUITY (Continued)

Common Stock

     In October 2000, the Company issued 150,500 shares of common stock for services rendered in the amount of $75,250. The Company also issued 550,000 shares of common stock in settlement of a note payable in the amount of $130,000.

     In February 2001, the Company issued 1,000,000 shares of common stock for settlement of services in the amount of $52,768.

      In July 2001, the Company issued 49,000 shares of common stock for services rendered in the amount of $27,000. The Company also issued 25,000 shares of common stock for a price of $0.22 per share totaling $5,500.

     In January 2002, the Company issued 105,000 shares of common stock for services rendered in the amount of $21,000.

     In March 2002, the Company issued 400,000 shares of common stock in conjunction with a consulting agreement valued at $80,000.

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

                      INTERACTIVE MULTIMEDIA NETWORK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     For year ended March 31, 2002

                                   Marketing and
                                   Internet
                                   Related       Discontinued  Corporate     Consolidated
                                   Services      Operations    and Other     Total
                                   ------------  ------------  ------------  ------------
Net sales to external customers    $    45,800   $ 1,350,673   $       -     $ 1,396,473
Segment operating profit (loss)         43,458      (692,373)     (162,402)     (811,317)
Segment assets                          49,524           -             -          49,524
Depreciation and amortization           17,856        15,451           -          33,307
Capital Additions                          -             -             -             -
Interest Income                            -             -             -             -
Interest Expense                           -             240         5,186         5,426
Loss on Investment of Temporary
  Investment                               -             -         (16,000)      (16,000)

                     For year ended March 31, 2001

                                   Marketing and
                                   Internet
                                   Related       Discontinued  Corporate     Consolidated
                                   Services      Operations    and Other     Total
                                   ------------  ------------  ------------  ------------
Net sales to external customers    $    71,000   $ 1,762,857   $       -     $ 1,833,857
Segment operating profit (loss)         22,252       (35,055)     (289,087)     (301,890)
Segment assets                          62,337       193,878           -         256,216
Depreciation and amortization            7,636        17,604           -          25,239
Capital Additions                          -           4,600           -           4,600
Interest Income                            -             -             -             -
Interest Expense                           -           1,190         4,737         5,927
Loss on Investment of Temporary
  Investment                               -             -         (40,000)      (40,000)

                      INTERACTIVE MULTIMEDIA NETWORK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - BUSINESS SEGMENT INFORMATION (Continued)

The Company's operations by geographic area are as follows:

Net sales to external customers

                                                 For year ended March 31,
                                                --------------------------
                                                    2002          2001
                                                ------------  ------------
U.S. - continuedoperations                      $    45,800   $    71,000
U.S. - discontinued operations                  $ 1,350,673   $ 1,762,857
Other                                                   -             -
                                                ------------  ------------
                                                $ 1,396,473   $ 1,833,857
                                                ============  ============


Long-lived assets

                                                 For year ended March 31,
                                                --------------------------
                                                    2002          2001
                                                ------------  ------------
U.S.                                            $    46,780   $    92,094
Other                                                   -             -
                                                ------------  ------------
                                                $    46,780   $    92,094
                                                ============  ============

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the directors and executive officers of the Company.

Name                           Age     Position
--------------------------     ---     ---------------------------------
Richard  J.  Verdiramo          37     Director,  President,  CEO
Robert Gilbert                  60     Director,  Vice-President,  COO
Mari Bello                      36     Vice President of Marketing

BIOGRAPHIES

RICHARD J. VERDIRAMO is the President and CEO of the Company, a firm that has specialized in interactive marketing development and e-commerce business solutions for clients. Mr. Verdiramo has extensive experience in the management of brand development and the marketing of consumer products. From 1988 through 1996, Mr. Verdiramo operated a management and marketing consultancy that focused on the development of marketing strategies for consumer products. Mr. Verdiramo graduated from Providence College.

ROBERT J. GILBERT is the Vice President and COO of the Company. Mr. Gilbert was President of Convenient Solutions, Inc., a company formed by him that provided products and training systems to practitioners in the optical industry. Prior to his formation of Convenient Solutions, Inc., in 1985, Mr. Gilbert founded Colorlogic, a graphic arts consultancy, which provided analytical costing and production methods to major international corporations based in the NY metro area. In 1974, Mr. Gilbert co-founded Colortronics, a printing and color separation business. Mr. Gilbert graduated from the University of Pittsburgh.

MARI BELLO is the Vice President of Marketing for the Company. With expertise in consumer marketing, business development and in brand licensing, Ms. Bello was previously with retailing giant ColumbiaHouse.com, the online venture jointly owned by Sony Music and Time Warner, as their Director of Co-brand Marketing. Prior to her online career, she was the Vice President of Product Development and Global Sourcing then later as Vice President of Marketing for Murjani, International, a retail and fashion firm responsible for the public offering of internationally renown label, Tommy Hilfiger. She holds a BS in marketing from Newcastle Upon Tyne Poly-University in England.

William J. Auletta, Resigned as COO of the Company in June 2001. He remained President of both of the AutoSmart USA subsidiaries until their closure in October 2001.

Board  of  Directors

     All directors of the Company hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

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

Item  10.  Executive  Compensation

     The following table reflects compensation for services to the Company for the fiscal years ended March 31, 2002, 2001 and 2000 of the executive officers. No other executive officer of the Company received compensation which exceeded $100,000 during this period.

                       SUMMARY  COMPENSATION  TABLE
ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
--------------------------------------------  --------------------------
Name  and                                       Other     Restricted
Principal                                       Annual    Stock
Position        Year  Salary  ($)   Bonus  ($)  Comp. ($) Awards  (1)($)
--------------  ----  -----------  ----------  ---------  --------------
Richard  J.      2002  $      -0-          -0-        -0-       -0-
 Verdiramo       2001  $   13,500          -0-        -0-    10,000
 VP/President(2) 2000  $   16,000          -0-        -0-       -0-

Robert G.        2002  $       -0-         -0-        -0-       -0-
 Gilbert
 COO,  VP (3)

Mari Bello       2002  $       -0-         -0-        -0-       -0-
VP (4)

(1) In February 2001 the Board of Directors issued shares under Section 4(2) of the Securities Act to Mr. Verdiramo for services rendered to the Company during the fiscal year ended March 31, 2001, this award of was valued at 10,000. In March 1999 the Board of Directors issued shares under Section 4(2) of the Securities Act to Mr. Verdiramo or prior services rendered to the Company. The value was determined by applying a 60% discount to the then market price of the Company's common shares during the same month, due to the two year restriction placed on these shares at issuance and a lack of substantive trading volume to absorb these shares.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

(2) Richard J. Verdiramo became president on March 1, 2000 prior to which he served as Vice President.

(3) Robert G. Gilbert joined the Company in February 2002 and serves as the COO.

(4) Mari Bello joined the Company in March 2002 and serves as the Vice President of Marketing

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

Title      Name  and  Address               Amount  and  Nature      Percent
of  Class  of  Beneficial  Owner            of Beneficial Ownership  of  Class
--------  --------------------------------  -----------------------  ---------
Common     Richard  J.  Verdiramo  (1)              600,000             6.75%
           3163  Kennedy  Boulevard
           Jersey City, New Jersey 07306

Common     Marion  H.  Verdiramo  (2)             3,400,930            38.23%
           3163  Kennedy  Boulevard
           Jersey City, New Jersey 07306

Common     Maria  Contini                           550,000             6.18%
           3163  Kennedy  Boulevard
           Jersey City, New Jersey 07306

Common     All Officers and Directors
           as  a  Group-  One Person                600,000             6.75%
----------------------
(1)     President  and  son  of  Marion  H.  Verdiramo
(2) Mother of Richard J. Verdiramo. Includes 2,000,000 currently exercisable stock options.

Item  12.  Certain  Relationships  and  Related  Transactions

     The Company utilizes office space that is provided to it rent free by the law firm of Verdiramo & Verdiramo, P.A., which is owned and operated by Vincent
L. Verdiramo, and Vincent S. Verdiramo. Messrs. Verdiramo are the father and brother of the current President, Richard J. Verdiramo. Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount of has been reflected in the financial statements as rent expense with is offset to Paid in Capital in the amount of $1,200 For the Fiscal Year Ended March 31, 2002.

     The CPM Acquisition Agreement called for the Company to fund CPM in the amount of $350,000, which it did. Concurrently, management of the Company and CPM met unsuccessfully with multiple possible lending sources in an effort to secure additional financing for CPM. The initial funds put into CPM by the

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

Company were unsecured and subject to the Chapter 11 Bankruptcy filing. The Company determined to supply additional funds to CPM. However, the funds could not be secured if they were delivered directly to CPM from the Company. Accordingly, under advice of its bankruptcy counsel CPM sought and was granted court approval to obtain secured financing from an affiliated party. To expedite the transfer and minimize expenses, the Company utilized Ansam Inc., an affiliated entity owned by the Verdiramo family and controlled by Richard J. Verdiramo, the President and CEO of the Company. Absent any other viable alternative, the Company loaned $332,400 to Ansam, Inc., which then passed through these funds directly to CPM under the direction of a court order issued by the Bankruptcy Court. The court order placed Ansam's loan to CPM in a super priority position with the loan being collateralized by the accounts receivable of CPM. Since that time, the Company has written off this loan in its entirety due to management's belief that under CPM's Chapter 7 Bankruptcy filing, the outstanding receivables to be collected by the trustee are likely to be compromised to a high degree. Additionally the Company's loan to Ansam and Ansam's loan to CPM are at a rate of 8% interest. At the time of this loan, the Company's management and the management of CPM had been unable to secure any other form of financing for CPM. Although the Board of Directors normal practice is to seek out third party transactions unless it is "110%" more favorable to the Company, in this case there was no other alternative but for the Company to loan funds to Ansam, under the provisions of the court order and for Ansam to directly loan such funds under the same terms and conditions including interest rate. The Board determined that if these funds were not loaned in this manner in reliance on the court order issued by the Bankruptcy Court, than the operations of CPM would have ceased during the summer of 1999. The full board voted to effect these loans, including an unaffiliated Director, William
J. Auletta. The Company had no knowledge that the Court appointed Trustee would decide to convert CPM's bankruptcy filing from Chapter 11, which would have preserved the business and the Company's investment, into a Chapter 7 filing.

     Ansam received no benefit from this transaction in any manner. Ansam is totally reliant on the receipt of funds from CPM to repay the funds it borrowed from the Company. Ansam has neither other assets nor any active business operations from which to repay this loan. Ansam has notified the Company of its inability to repay this loan, as such the entire amount has been written off by the Company.

     Ansam received $56,000 from the Trustees handling the estate of CPM and such funds were immediately returned to the Company.

                       INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                              Report  on  Form  10-KSB
                     For  the  Fiscal  Year  Ended  March  31,  2002

                                    PART  III

Item  13.  Exhibits,  List  and  Reports  on  Form  8-K

(A)     Exhibits  required  by  Item  601     (1)

(3)(i)    Articles  of  Incorporation, Filed with 10SB12G, August 24, 1999
(3)(ii)   Bylaws,  Filed with 10SB12G, August 24, 1999

(B)     REPORTS  ON  FORM  8-K:

    The Company filed the following reports on Form 8-K in the fiscal year ended March 31, 2002:


NONE




                                    SIGNATURE


           In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.


                                   INTERACTIVE  MULTIMEDIA  NETWORK,  INC.

Date:  August 9, 2002                 By:   /s/  Richard  J.  Verdiramo
                                          ---------------------------------
                                          Richard  J.  Verdiramo,  Chairman