Form 10QSB
period 2002-06-30
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2002-08-19
CIK 1060910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED:  June 30, 2002

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

YES  (X)     NO   ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2002 the number of the Company's shares of par value $.001 common stock outstanding was 9,647,079.

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                  June 30, 2002

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

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................8

PART II - OTHER INFORMATION..........................................10


SIGNATURES...........................................................10

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB

                                  June 30, 2002

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                        INTERACTIVE MULTIMEDIA NETWORK, INC.
                             CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)



                                      ASSETS
                                                                  June 30, 2002
                                                                  -------------
Current Assets
  Cash and cash equivalents                                       $      3,498
  Accounts Receivable                                                      185
  Inventory                                                             60,597
                                                                  -------------
    Total current assets                                                64,281
                                                                  -------------
Property and equipment, net                                             43,728
Investment in affiliates                                               135,100
                                                                  -------------
    TOTAL ASSETS                                                  $    243,109
                                                                  =============

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
  Accounts payable                                                     521,451
  Other current liabilities                                            313,400
                                                                  -------------
    Total current liabilities                                          834,851
                                                                  -------------
Other Liabilities (principally related parties)                         76,409

Minority Interest                                                       (1,627)

Shareholder's Equity
  Preferred Stock, $.001 par value; authorized 5,000,000                   -
    shares: issued and outstanding none in 2002 and 2001
  Common Stock, $.001 par value; authorized                              9,647
    25,000,000 shares; issued and outstanding 9,647,079
  Paid in Capital                                                    2,640,009
  Common Stock options; 2,000,000 issued and outstanding               330,000
  Accumulated Deficit                                               (3,646,180)
                                                                  -------------
    Total Shareholder's Equity/(Deficit)                              (666,524)
                                                                  -------------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                     $    243,109
                                                                  =============






Read the accompanying notes to financial statements, which are an integral part of this financial statement.

                       INTERACTIVE MULTIMEDIA NETWORK, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 20, 2002 AND 2001
                                    (UNAUDITED)




                                                      Three months ended
                                                  ----------------------------
                                                  June 30, 2002  June 30, 2001
                                                   (Unaudited)    (Unaudited)
                                                  -------------  -------------
Revenue                                           $      7,148   $     20,000
Cost of Revenue                                          6,652          4,500
                                                  -------------  -------------
Gross Profit                                               495         15,500
Operating expenses:
       Marketing                                         7,121            -
       Research & development                           60,000            -
       Consulting services                              45,000            -
       Rent                                                300            300
       Payroll and related benefits                        -            3,000
       Selling, general and administrative expenses     23,399          5,615
                                                  -------------  -------------
          Total operating expenses                     135,820          8,915
                                                  -------------  -------------
Income(Loss) before other income (expense)            (135,324)         6,585
                                                  -------------  -------------

Other income (expense):
       Interest income                                     -              -
       Interest expense                                 (1,500)        (1,279)
       Other income
                                                  -------------  -------------
          Total other income (expense)                  (1,500)        (1,279)
                                                  -------------  -------------

Income from continuing operations                     (136,824)         5,306
Discontinued operations:
      Income (Loss) from operations of
        discontinued subsidiary                            -            9,582
                                                  -------------  -------------
Net income/(Loss) before minority interest            (136,824)        14,888
                                                  -------------  -------------

Minority interest in net income/(loss) of
  subsidiary                                            (1,627)           -
                                                  -------------  -------------
Net (Loss) Income                                 $   (135,197)  $     14,888
                                                  =============  =============

Basic weighted average common shares outstanding     8,938,920      8,315,964
                                                  =============  =============

Basic and diluted Loss per common share           $      (0.02)  $       0.00
                                                  =============  =============


Read the accompanying notes to financial statements, which are an integral part of this financial statement.

                       INTERACTIVE MULTIMEDIA NETWORK, INC.
                       CONSOLIDATED STATEMENT OF CASHFLOWS
              FOR THE THREE MONTHS ENDED JUNE 20, 2002 AND 2001
                                    (UNAUDITED)


                                                      Three months ended
                                                  ----------------------------
                                                  June 30, 2002  June 30, 2001
                                                   (Unaudited)    (Unaudited)
                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                 $   (135,197)  $     14,888
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization                        3,052         18,162
    Issuance of stock for services                      45,000            -

    Issuance of stock for research &
      development costs                                 60,000            -
    Accrued interest - Shareholders loan                 1,500          1,279
    Office rent applied to paid in capital                 300            300
Changes in Operating assets and liabilities:
   Accounts Receivable                                     615            -
   Inventory                                               -           50,000
   Other Current Assets                                    -              -
   Other Assets                                            -              -
   Accounts Payable and Accrued Liabilities             12,912        (30,188)
                                                  -------------  -------------
Net cash provided by/(used in) operating
  activities                                           (11,819)        54,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of minority interest in subsidiary                 15,000            -

Minority interest portion of net income/(loss) of
  subsidiary                                            (1,627)           -
                                                  -------------  -------------
Net cash provided by/(used in) investing
  activities                                            13,373            -
                                                  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by/(used in) financing
  activities                                               -              -
                                                  -------------  -------------
Net increase (decrease) in cash and cash
  equivalents                                            1,554         54,442

Cash and cash equivalents, beginning of period           1,944            118
                                                  -------------  -------------
Cash and cash equivalents, end of period          $      3,498   $     54,559
                                                  =============  =============

SUPPLEMENTAL INFORMATION:
Issuance of shares 92,115 for inventory balances        60,597
Issuance of 250,000 shares for 90% investment in
  subsidiary                                           135,000
Issuance of 100,000 shares for security patent             100




Read the accompanying notes to financial statements, which are an integral part of this financial statement.

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

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Interactive Multimedia Network Inc.'s form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 2 - REVENUE RECOGNITION

     Revenues are principally from services and commissions from providing marketing plans, services related to the internet marketing arena and from sales of health related products. Revenues from marketing and internet related activity are recognized when the services are completed. Revenues from the sale of health related products are recognized when the product is delivered to the customer.

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

                      INTERACTIVE MULTIMEDIA NETWORK, INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 4 - GOING CONCERN

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $135,197 (unaudited) for the three months ended June 30, 2002. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

           For the three months ended June 30, 2002 (unaudited)

                        Marketing &
                        Internet      Health      Discontinued  Corporate   Consolidated
                        Services      Products    Operations    and Other   Total
                        ------------  ----------  ------------  ----------  ------------
Net sales to external
   customers            $     4,600   $   2,548   $      -     $      -     $   111,740
Inter-segment revenues          -            -           -            -             -
Segment operating
   profit (loss)              4,600     (28,442)         -       (112,983)     (136,824)
Segment assets          $    57,490   $  50,519   $      -     $  135,100   $  243,109

           For the three months ended June 30, 2001 (unaudited)

                        Marketing &
                        Internet      Health      Discontinued  Corporate   Consolidated
                        Services      Products    Operations    and Other   Total
                        ------------  ----------  ------------  ----------  ------------
Net sales to external
   customers            $    20,000   $      -    $   847,429   $     -     $   867,429
Intersegment revenues           -            -            -           -             -
Segment operating
   profit (loss)             15,500          -         22,516     (23,128)       14,888
Segment assets          $    94,222   $      -    $   148,272   $     -     $   242,494

                         INTERACTIVE MULTIMEDIA NETWORK, INC.
                                   FORM 10-QSB
                                  June 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended June 30, 2002 and 2001 was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2002 and 2001

During the three month period ending June 30, 2002, the Company incurred a loss of $135,197 compared to a profit of $14,888 for the same period ended June 30, 2001. Gross profit for the three month period ending June 30, 2002 decreased by approximately $15,000 compared to the same period last year. Operating expenses for the three month period ending June 30, 2002 increased by approximately $127,000 compared to the same period last year.

Revenues

During the three month period ending June 30, 2002, the Company's revenues were $7,148 compared to $20,000 for the same period ended June 30, 2001. Revenues are principally from services and commissions from providing marketing plans, services related to the internet marketing arena and sales of health related products. Revenues from marketing and internet related activity are recognized when the services are completed. Revenues from the sale of health products are recognized when the product is delivered to the customer. The decrease in revenue from year to year is due to decreased in internet marketing.

                         INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                                   FORM  10-QSB
                                   June 30, 2002

Operating Expenses

During the three months ended June 30, 2002, the company incurred $135,820 in operating expenses as compared to $8,915 in the same period in 2001. This increase was primarily driven in the area of research & development, consulting, and selling, general and administrative expenses.

Material changes in financial condition, liquidity and capital resources

At June 30, 2002, the Company had $3,498 in cash and cash equivalents compared to $54,559 for the same period in 2001. The Company had a negative working capital of approximately $770,570 at June 30, 2002. The Company's operations are not generating sufficient cash to maintain its present operations. The Company's cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow. The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. To date we have reduced our monthly expenses drastically. With the ceasing of operations at AutoSmart USA, our monthly expenses are currently below $5,000. At this lower "burn rate" we believe we can continue to provide our current level or operations. The Company has also involved itself in the health related product arena by purchasing two entities with the issuance of the Company's stock. These entities will allow the company to explore and develop products in the health care arena.

                         INTERACTIVE  MULTIMEDIA  NETWORK,  INC.
                                   FORM  10-QSB
                                   June 30, 2002

PART II


OTHER INFORMATION

Item 1.  Legal Proceedings.


NONE

Item 2.  Changes in Securities.

NONE

Item 3.  Defaults Upon Senior Securities.


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

INTERACTIVE MULTIMEDIA NETWORK, INC.



Date:  August 19, 2002
                                        By: /s/ Richard J. Verdiramo
                                       ------------------------------------
                                            Richard J. Verdiramo, President