Form 10QSB
period 2002-09-30
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2002-11-19
CIK 1060910

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED:  September 30, 2002

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

YES  (X)     NO   ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2002 the number of the Company's shares of par value $.001 common stock outstanding was 9,647,079.


                         INTERACTIVE MULTIMEDIA NETWORK, INC.

                                   FORM 10-QSB

                                September 30, 2002

                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Financial


                         INTERACTIVE MULTIMEDIA NETWORK, INC.

                                   FORM 10-QSB

                               September 30, 2002

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        INTERACTIVE MULTIMEDIA NETWORK, INC.

                             CONSOLIDATED BALANCE SHEET

                                    (UNAUDITED)

                                       ASSETS

                                                              September 30, 2002

Current Assets

    Cash and cash equivalents                                   $        2,169

    Accounts Receivable                                                    185

    Inventory                                                           60,597

                                                                ---------------

        Total current assets                                            62,952

                                                                ---------------

Property and equipment, net                                             45,702

Investment in affiliates                                               135,100

                                                                ---------------

               TOTAL ASSETS                                            243,754

                                                                ===============

                          LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities

    Accounts payable                                                   513,148

    Other current liabilities                                          317,400

                                                                ---------------

        Total current liabilities                                      830,548

                                                                ---------------

    Other Liabilities (principally related parties)                     88,309

    Minority Interest                                                   (1,627)

Shareholder's Equity

    Preferred Stock, $.001 par value; authorized 5,000,000

     shares: issued and outstanding none in 2002 and 2001                  -

    Common Stock, $.001 par value; authorized

      25,000,000 shares; issued and outstanding 9,647,079                9,647

    Paid in Capital                                                  2,640,309

    Common Stock options; 2,000,000 issued and outstanding             330,000

    Accumulated Deficit                                             (3,653,431)

                                                                ---------------

        Total Shareholder's Equity/(Deficit)                          (673,475)

                                                                ---------------

             TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY         $      243,754

                                                                ===============

Read the accompanying notes to financial statements, which are an integral part of this financial statement.


                       INTERACTIVE MULTIMEDIA NETWORK, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                    (UNAUDITED)

                                  Three months ended              Six months ended

                           ------------------------------  ------------------------------

                               September       September       September      September

                               30, 2002        30, 2001        30, 2002       30, 2001

                             (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)

                           --------------  --------------  --------------  --------------

Revenue                    $       2,480   $      25,000   $       9,628   $      45,000

Cost of Revenue                       80             -             6,732           4,500

                           --------------  --------------  --------------  --------------

Gross Profit                       2,400          25,000           2,895          40,500

Operating expenses:

  Marketing                          -               -             7,121             -

  Research & development             -               -            60,000             -

  Consulting services                -               -            45,000             -

  Rent                               300           4,031             600           4,331

  Payroll and related

    benefits                         -             1,000             -             4,000

  Selling, general and

   administrative expenses         7,324          24,003          30,723          29,618

                           --------------  --------------  --------------  --------------

Total operating expenses           7,624          29,034         143,444          37,949

                           --------------  --------------  --------------  --------------

Income(Loss) before

  other income (expense)          (5,224)         (4,034)       (140,549)          2,551

Other income (expense):

    Interest income                  -               -               -               -

    Interest expense

      (principally related

       party)                     (2,027)         (1,279)         (3,527)         (2,558)

    Other income

    Gain on disposal

     of asset                        -            16,000             -            16,000

                           --------------  --------------  --------------  --------------

Total other income

  (expense)                       (2,027)         14,721          (3,527)         13,442

                           --------------  --------------  --------------  --------------

Income from continuing

  operations                      (7,251)         10,687        (144,076)         15,993

Discontinued operations:

  Income (Loss) from

  operations of

  discontinued subsidiary            -          (122,187)            -          (112,605)

                           --------------  --------------  --------------  --------------

Net income/(Loss) before

  minority interest               (7,251)       (111,500)       (144,076)        (96,613)

Minority interest in net

  income/(loss) of

  subsidiary                         -               -            (1,627)           -

                           --------------  --------------  --------------  --------------

Net Loss                   $      (7,251)  $    (111,500)  $    (142,449)  $     (96,613)

                           ==============  ==============  ==============  ==============

Basic weighted average

 common shares outstanding     9,647,079       8,315,964       9,088,426       8,315,964

                           ==============  ==============  ==============  ==============

Basic and diluted loss per

  common share             $       (0.00)  $       (0.01)  $       (0.02)  $       (0.01)

                           ==============  ==============  ==============  ==============

Read the accompanying notes to financial statements, which are an integral part of this financial statement.


                       INTERACTIVE MULTIMEDIA NETWORK, INC.

                       CONSOLIDATED STATEMENT OF CASHFLOWS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                    (UNAUDITED)

                                                            Six months ended

                                                     ----------------------------

                                                     Sept 30, 2002  Sept 30, 2001

                                                      (Unaudited)    (Unaudited)

                                                     -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                    $   (142,449)  $    (96,613)

Adjustments to reconcile net income (loss) to net

cash used in operating activities:

  Depreciation and amortization                             5,078        23,939

  Issuance of stock for services                           45,000           -

  Issuance of stock for research &                         60,000           -

    development costs

  Accrued interest - Shareholders loan                      3,400         2,558

  Office rent applied to paid in capital                      600           600

Changes in Operating assets and liabilities:

  Accounts Receivable                                         615           -

  Inventory                                                   -         148,571

  Other Current Assets                                        -          (2,656)

  Other Assets                                                -          (3,731)

  Accounts Payable and Accrued Liabilities                  8,609       (52,747)

                                                     -------------  -------------

Net cash provided by/(used in) operating activities       (19,148)        19,921

                                                     -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of minority interest in subsidiary                    15,000            -

Minority interest portion of net income/(loss) of

  subsidiary                                               (1,627)           -

Purchase of property and equipment                         (4,000)           -

                                                     -------------  -------------

Net cash provided by/(used in) investing activities         9,373            -

                                                     -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:

 Notes payable, principally related parties                   -              -

 Share subscriptions collected                                -              -

 Loans from Shareholders                                   10,000            -

 Issuance of stock - minority interest                        -              -

                                                     -------------  -------------

Net cash provided by/(used in) financing activitie         10,000            -

                                                     -------------  -------------

Net increase (decrease) in cash and cash equivalents          225         19,921

Cash and cash equivalents, beginning of period              1,944            118

                                                     -------------  -------------

Cash and cash equivalents, end of period             $      2,169   $     20,039

                                                     =============  =============

SUPPLEMENTAL INFORMATION:

Issuance of shares 92,115 for inventory balances           60,597

Issuance of 250,000 shares for 90% investment in

  subsidiary                                              135,000

Issuance of 100,000 shares for security patent                100

Read the accompanying notes to financial statements, which are an integral part of this financial statement.


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


                      INTERACTIVE MULTIMEDIA NETWORK, INC.

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 4 - GOING CONCERN

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a  net loss of $142,449

(unaudited)  for  the six months ended September 30, 2002.  Additional  capital and/or borrowings will  be  necessary  in  order for the Company to continue in existence until attaining and sustaining profitable operations.  Management has continued to develop a strategic plan to develop  a  management  team, maintain reporting compliance and seek new expansive areas in marketing through multiple

media  channels.   Management  intends  to  seek  new  capital  from new equity security issuance's that will provide funds needed to increase liquidity,  fund internal growth, and fully implement its business plan.

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

           For the three months ended September 30, 2002 (unaudited)

                            Marketing &

                            Internet      Health        Discontinued  Corporate     Consolidated

                            Services      Products      Operations    and Other     Total

                            ------------  ------------  ------------  ------------  ------------

Net sales to external

  customers                 $     2,400   $        80   $       -     $       -     $     2,480

Intersegment revenues               -             -             -             -             -

Segment operating profit

  (loss)                          2,400        (1,089)          -          (8,562)       (7,251)

Segment assets              $    42,540   $    66,114   $       -     $   135,100   $   243,109

           For the three months ended September 30, 2001 (unaudited)

                            Marketing &

                            Internet      Health        Discontinued  Corporate     Consolidated

                            Services      Products      Operations    and Other     Total

                            ------------  ------------  ------------  ------------  ------------

Net sales to external

  customers                 $   25,000            -     $   391,504   $       -     $   416,504

Intersegment revenues              -              -             -             -             -

Segment operating profit

  (loss)                        11,263            -        (138,279)       15,515      (111,501)

Segment assets              $   84,750            -     $    25,264   $       -     $   110,014


                      INTERACTIVE MULTIMEDIA NETWORK, INC.

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 5 - BUSINESS SEGMENT INFORMATION (continued)

                     For the six months ended September 30, 2002 (unaudited)

                            Marketing &

                            Internet      Health        Discontinued  Corporate     Consolidated

                            Services      Products      Operations    and Other     Total

                            ------------  ------------  ------------  ------------  ------------

Net sales to external

  customers                 $     7,000   $     2,628   $       -     $       -     $     9,628

Intersegment revenues               -              -            -             -             -

Segment operating profit

  (loss)                         7,000        (29,531)          -        (121,545)     (144,076)

Segment assets              $   42,540    $    66,114   $       -     $   135,100   $   243,754

                    For the six months ended September 30, 2001 (unaudited)

                            Marketing &

                            Internet      Health        Discontinued  Corporate     Consolidated

                            Services      Products      Operations    and Other     Total

                            ------------  ------------  ------------  ------------  ------------

Net sales to external

  customers                 $    45,000            -    $ 1,238,933   $       -     $ 1,283,933

Intersegment revenues               -              -            -             -             -

Segment operating profit

  (loss)                         26,763            -       (115,763)       (7,613)      (96,613)

Segment assets              $    42,540   $     66,114  $       -     $   135,100   $   243,754


                         INTERACTIVE MULTIMEDIA NETWORK, INC.

                                   FORM 10-QSB

                               September 30, 2002

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION

          AND  RESULTS  OF  OPERATIONS.

General

The  discussion  and analysis set forth below should be read in conjunction with our  Financial  Statements  and the related Notes thereto appearing elsewhere in this  quarterly report.  The  information presented  for  the six  months  ended

September 30,  2002 and 2001 was  derived from  unaudited  financial  statements which, in our  opinion, reflect  all  adjustments  (consisting  only  of  normal recurring adjustments) necessary for a fair presentation.

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

RESULTS OF OPERATIONS

Three And Six Months Ended September 30, 2002 And 2001

During the three month period ending September 30, 2002, the Company incurred a loss  of  $7,251  compared  to  a  loss  of  $111,500 for the same period ended

September 30, 2001. Gross profit for the three  month  period  ending September

30,  2002 decreased by approximately $22,600 compared to the same  period  last

year.   Operating expenses for the three month period ending September 30, 2002 decreased by approximately $21,400 compared to the same period last year.

During the  six  month period ending September 30, 2002, the Company incurred a loss of $142,449 compared  to  a  loss  of  $96,613  for  the same period ended

September 30, 2001. Gross profit for the six month period ending  September 30,

2002 decreased by approximately $37,605 compared to the same period  last year.

Operating expenses for the six month period ending September 30, 2002 increased by approximately $105,495 compared to the same period last year.


REVENUES

During the three month period ending September 30, 2002, the Company's revenues were  $2,480 compared to $25,000 for the same period ended September 30,  2001.

The decrease  is  due  to  less  marketing  revenue  in the current three month period.  During the six month period ending September  30,  2002, the Company's revenues  were $9,628 compared to $45,000 for the same period  ended  September

30, 2001. This  decrease  is  due  to less marketing revenue in the current and

prior  three  month  period.   Revenues   are  principally  from  services  and

commissions from providing marketing plans,  services  related  to the internet marketing arena and sales of health related products.  Revenues from  marketing and  Internet  related activity are recognized when the services are completed.

Revenues from the  sale  of  health products are recognized when the product is delivered to the customer.  The decrease in revenue from year to year is due to a decrease in Internet marketing.

OPERATING EXPENSES

During the three months ended  September  30, 2002, the company incurred $7,624 in operating expenses as compared to $29,034  in the same period in 2001.  This decrease  is due to less selling, general and administrative  expenses  in  the current three month period. During the six months ended September 30, 2002, the company incurred  $143,444  in operating expenses as compared to $37,949 in the same  period in 2001.  This increase  was  primarily  driven  in  the  area  of research & development and consulting expenses.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September  30,  2002,  the  Company  had $2,169 in cash and cash equivalents

compared to $20,039 for the same period in  2001.   The  Company had a negative

working capital of approximately $767,596 at September 30, 2002.  The Company's

operations  are  not  generating  sufficient  cash  to  maintain   its  present

operations.  The Company's cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how  much they will  contribute  to our cash flow.  The Company has reviewed all non-essential activities and expenditures  and  has  aggressively  curtailed  these  items to assist  in  reducing  the  cash  used  in operating activities. To date we have

reduced our monthly expenses drastically.   With  the  ceasing of operations at

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


                         INTERACTIVE  MULTIMEDIA  NETWORK,  INC.

                                   FORM  10-QSB

                                September 30, 2002

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Please  refer to  the  Form  10-KSB  filed on  August 9,  2002  for  information

regarding   any  pending   legal  proceedings   involving  the  Company  or  its

subsidiaries.  As of  the  date of this  filing,  there  have  been no  material developments in  any of these outstanding legal proceedings.

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

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date:  November 19, 2002

                                        By: /s/ Richard J. Verdiramo

                                       ------------------------------------

                                            Richard J. Verdiramo, President