Form 10QSB
period 2002-12-31
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2003-02-19
CIK 1060910

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED:  December 31, 2002

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

YES  (X)     NO   ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2002 the number of the Company's shares of par value $.001 common stock outstanding was 9,647,079.

                         INTERACTIVE MULTIMEDIA NETWORK, INC.

                                   FORM 10-QSB

                                December 31, 2002

                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Financial

                         INTERACTIVE MULTIMEDIA NETWORK, INC.

                                   FORM 10-QSB

                               December 31, 2002

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED)

December 31, 2002
Assets

Current Assets
Cash and cash equivalents	$ 1,283
Accounts Receivable	3,000
Inventory	60,597

Total current assets	64,880
Property and equipment, net	44,071
Investment in affiliates	135,100

Total assets	244,052

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable	507,371
Other current liabilities	317,766

Total current liabilities	825,136
Other Liabilities (principally related parties)	82,009

Minority Interest	(1,627)

Shareholder's Equity
Preferred Stock, $.001 par value; authorized 5,000,000	-
shares: issued and outstanding none in 2002
Common Stock, $.001 par value; authorized	9,850
25,000,000 shares; issued and outstanding 9,850,211
Paid in Capital	2,677,719
Common Stock options; 2,000,000 issued and outstanding	330,000
Accumulated Deficit	(3,679,035)

Total Shareholder's Equity/(Deficit)	(661,467)

Total liabilities and shareholder's equity	$ 244,052

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Three months ended	Nine months ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$26,020	$-	$35,648	$45,000
Cost of Revenue	(3,760)	-	2,973	4,500
Gross Profit	29,780	-	32,675	40,500

Operating expenses:
Marketing	795	-	7,916	-
Research & development	-	-	60,000	-
Consulting services	19,813	-	79,813	-
Rent	300	(3,431)	900	900
Payroll and related benefits	-	500	-	4,500
Selling, general and administrative expenses	17,643	17,339	48,366	46,957
Total operating expenses	38,551	14,408	196,995	52,357

Income(Loss) before other income (expense)	(8,771)	(14,408)	(164,320)	(11,857)

Other income (expense):
Interest income	-	-	-	-
Interest expense (principally related party)	(1,833)	(1,279)	(5,360)	(3,837)
Other income
Gain on disposal of asset		-		16,000
Total other income (expense)	(1,833)	(1,279)	(5,360)	12,163

Income from continuing operations	(10,604)	(15,687)	(169,680)	306

Discontinued operations:
Income (Loss) from operations of discontinued subsidiary	-	(46,412)	-	(159,017)

Net income/(Loss) before minority interest	(10,604)	(62,099)	(169,680)	(158,711)

Minority interest in net income/(loss) of subsidiary	-	-	(1,627)	-

Net Loss	(10,604)	(62,099)	(168,053)	(158,711)

Basic weighted average common shares outstanding	9,810,468	8,315,964	9,426,735	8,315,964

Basic and diluted Loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Nine months ended
December 31, 2002	December 31, 2001
(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(168,053)	$(158,711)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	6,709	34,158
Issuance of stock for services	82,313	-
Issuance of stock for research & development costs	60,000	-
Accrued interest - Shareholders loan	5,100	3,837
Office rent applied to paid in capital	900	900
Changes in Operating assets and liabilities:
Acounts Receivable	(2,200)	(3,096)
Inventory	-	148,571
Other Current Assets	-	240
Other Assets	-	12,360
Accounts Payable and Accrued Liabilities	3,197	(42,861)
Net cash provided by/(used in) operating activities	(12,034)	(4,601)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of minority interest in subsidiary	15,000	-
Minority interest portion of net income/(loss) of subsidiary	(1,627)	-
Purchase of property and equipment	(4,000)	-
Net cash provided by/(used in) investing activities	9,373	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
Notes payable, principally related parties	-	-
Share subscriptions collected	-	-
Loans from Shareholders	2,000	-
Issuance of stock	-	5,500
Net cash provided by/(used in) financing activities	2,000	5,500

Net increase (decrease) in cash and cash equivalents	(661)	899
Cash and cash equivalents, beginning of period	1,944	118

Cash and cash equivalents, end of period	$1,283	$1,017

Supplemental information:

Issuance of shares 92,115 for inventory balances	60,597

Issuance of 250,000 shares for 90% investment in subsidiary	135,000

Issuance of 100,000 shares for security patent	100

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

                      INTERACTIVE MULTIMEDIA NETWORK, INC.

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 –BASIS OF PRESENTATION

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

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Interactive Multimedia Network Inc.’s form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 2 – REVENUE RECOGNITION

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

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies.  Management believes that Interactive Multimedia Network, Inc.’s revenue recognition practices are in conformity with the guidelines of SAB 101.

NOTE 3 – NET EARNINGS/(LOSS) PER SHARE

     Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share.  SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.  Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

                      INTERACTIVE MULTIMEDIA NETWORK, INC.

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a net loss of $168,053 (unaudited) for the nine months ended December 31, 2002.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels.  Management intends to seek new capital from new equity security issuance’s that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

NOTE 5 – BUSINESS SEGMENT INFORMATION

    The Company’s segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Segments were determined based on products and services provided by each segment.  Accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Performance of the segments is evaluated on operating income (loss) before taxes, interest income or expense and other income or (loss).  The Company has elected to organize it businesses based principally upon products and services.   Interactive Multimedia Network, Inc. has two reportable segments:  Marketing, including services related to the internet marketing arena and sales or commissions from the sale or lease of vehicles.

For the three months ended December 31, 2002 (unaudited)

    Marketing &

    Internet

Health

Discontinued

Corporate

Consolidated

    Services

Products

Operations

and Other

Total

Net sales to external customers

$   28,600

$     (2,580)

$       -

$      -

$     26,020

Intersegment revenues

        -

          -

        -

       -

         - .

Segment operating profit (loss)

    22,496

       3,792

        -

  (36,892)

    (10,604)

Segment assets

$   42,540

      66,114

$       -

$ 135,100

$   243,109.

For the three months ended December 31, 2001 (unaudited)

    Marketing &

    Internet

Health

Discontinued

Corporate

Consolidated

    Services

Products

Operations

and Other

Total

Net sales to external customers

$        -

      -

$      -

$       -

$       - .

Intersegment revenues

         -

      -

       -

        -

        - .

Segment operating profit (loss)

         -

      -

  (46,412)

   (15,687)

    (62,099)

Segment assets

$    49,261

      -

$  15,620

        -

$    64,221

For the nine months ended December 31, 2002 (unaudited)

    Marketing &

    Internet

Health

Discontinued

Corporate

Consolidated

    Services

Products

Operations

and Other

Total

Net sales to external customers

$   35,600

$      48

$       -

$      -

$     35,648

Intersegment revenues

         -

       -

        -

       -

          - .

Segment operating profit (loss)

    14,496

  (25,739)

        -

  (158,437)

    (169,680)

Segment assets

$   42,715

   66,236

$       -

$  135,100

$    244,052.

For the nine months ended December 31,, 2001 (unaudited)

    Marketing &

    Internet

Health

Discontinued

Corporate

Consolidated

    Services

Products

Operations

and Other

Total

Net sales to external customers

$  45,000

       -

$      -

$      -

$     45,000

Intersegment revenues

       -

       -

       -

       -

         -  .

Segment operating profit (loss)

    40,500

       -

 (159,017)

 (40,194)

    (158,711)

Segment assets

$   49,261

       -

$  15,620

$      -

$     64,881

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

December 31, 2002

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION

          AND  RESULTS  OF  OPERATIONS.

Results of Operations

Three and nine months ended December 31, 2002 and 2001

During the three-month period ending December 31, 2002, the Company incurred a loss of $10,604 compared to a loss of $62,099 for the same period ended December 31, 2001. Gross profit for the three-month period ending December 31, 2002 increased by approximately $29,780 compared to the same period last year.  Operating expenses for the three-month period ending December 31, 2002 decreased by approximately $24,143 compared to the same period last year.

During the nine-month period ending December 31, 2002, the Company incurred a loss of $168,053 compared to a loss of $158,711 for the same period ended December 31, 2001. Gross profit for the nine-month period ending December 31, 2002 decreased by approximately $7,825 compared to the same period last year.  Operating expenses for the nine-month period ending December 31, 2002 increased by approximately $144,638 compared to the same period last year.

Revenues

During the three-month period ending December 31, 2002, the Company’s revenues were $26,020 compared to zero for the same period ended December 31, 2001.  The increase is due to marketing revenue in the current three month period.

During the nine-month period ending December 31, 2002, the Company’s revenues were $35,648 compared to $45,000 for the same period ended December 31, 2001. This decrease is due to less marketing revenue in the current year prior quarters.  Revenues are principally from services and commissions from providing marketing plans, services related to the internet marketing arena and sales of health related products.  Revenues from marketing and internet related activity are recognized when the services are completed.  Revenues from the sale of health products are recognized when the product is delivered to the customer.  The decrease in revenue from year to year is due to decreased in internet marketing.

Operating Expenses

During the three months ended December 31, 2002, the company incurred $38,551 in operating expenses as compared to $14,408 in the same period in 2001.  This increase is due to consulting expenses in the current three month period.

During the nine months ended December 31, 2002, the company incurred $196,995 in operating expenses as compared to $52,357 in the same period in 2001.  This increase was primarily driven in the area of research & development and consulting expenses.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

December 31, 2002

Material changes in financial condition, liquidity and capital resources

At December 31, 2002, the Company had $1,283 in cash and cash equivalents.  The Company had a negative working capital of approximately $760,256 at December 31, 2002.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company’s cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow.  The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. To date we have reduced our monthly expenses drastically.  With the ceasing of operations at AutoSmart USA, our monthly expenses are currently below $5,000.  At this lower “burn rate” we believe we can continue to provide our current level or operations.  The Company has also involved itself in the health related product arena by purchasing two entities with the issuance of the Company’s stock.  These entities will allow the company to explore and develop products in the health care arena.

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

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

(b)      Reports on Form 8-K

         NONE

INTERACTIVE MULTIMEDIA NETWORK, INC.FORM 10-QSB

December 31, 2002

                                    SIGNATURES

In accordance with the  requirements of the  Security Exchange  Act of 1934, the

Registrant has caused this report to be signed on its behalf by the undersigned,

duly authorized.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date:  February 19, 2003

                                        By: /s/ Richard J. Verdiramo

                                       ------------------------------------

                                            Richard J. Verdiramo, President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard J. Verdiramo, certify that:

1.

I have reviewed this revised quarterly report on Form 10-QSB of INTERACTIVE MULTIMEDIA NETWORK, INC.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 19, 2003

                                        By: /s/ Richard J. Verdiramo

                                       ------------------------------------

                                            Richard J. Verdiramo, President