Form 10KSB
period 2003-03-31
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2003-07-14
CIK 1060910

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2005 Estimated average burden hours per response: 294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2003

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

(Zip Code)

Registrant's Telephone Number: (201) 217-4137

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value.

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    No [  ]

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State Registrant's revenues for its most recent fiscal year: $39,262

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30,  2003: $1,773,038

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant's sole class of Common Stock as of June 30, 2003 were 9,850,211.

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

(This space left intentionally blank.)

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

TABLE OF CONTENTS

PAGE

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTY

7

ITEM 3.

LEGAL PROCEEDINGS

7

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

8

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

10

ITEM 7.

FINANCIAL STATEMENTS

11

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

22

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

22

ITEM 10.

EXECUTIVE COMPENSATION

23

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

23

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

24

PART IV

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

ON FORM 8-K

25

ITEM 14.

CONTROLS AND PROCEDURES

25

SIGNATURES

26

CERTIFICATIONS

27

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

PART I

Item 1. Description of Business

Background

The Company was incorporated in the State of New Jersey on March 4, 1994.  On June 13, 1995, the New Jersey corporation migrated to Delaware via a merger with a Delaware corporation formed for that purpose. There are 5,000,000 shares of preferred stock authorized of which none are presently issued and outstanding and there are 25,000,000 shares of common stock authorized of which 9,850,211 were issued and outstanding as of June 30, 2003.

The Company is primarily focused on the development, marketing, management and sale of consumer products. The Company intends to seek innovative consumer products in a range of areas but all must share these basic tenets: they must have global appeal; they must meet the needs of an underserved market; and they must offer the potential of sustainable revenue and profitability. One primary focus is the health and wellness market where all products must additionally have long-term wellness benefits.

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

The principal executive offices of the Company are located at 3163 Kennedy Boulevard, Jersey City, New Jersey, telephone (201) 217-4137. The Company's stock symbol on the Over-the-Counter Bulletin Board is "IMNI".

Business - General

Interactive Multimedia Network, Inc., (OTC BB “IMNI”) is a consumer products development and holding company. IMNI has developed or acquired several potentially market leading products that service a wide range of consumer needs. IMNI has developed what can easily be termed a “New Products Portfolio”; consisting of Eye Care products; Diet, Weight Maintenance and Women’s Health products; and a state-of-the-art, technologically robust Airport Security Hardware and Software System that meets the security needs necessitated by the reality of today’s global community.

The Company's primary business activities are identifying underserved markets then developing, acquiring, marketing and management of products that meet the needs of that market. Currently, the Company has two operating subsidiaries, Best Health, Inc., a Florida corporation and Soy Slim Corp., a New Jersey corporation. Each of these subsidiaries is focused on the development and marketing of consumer products that serve the health and wellness market.

The Company has purchased the rights to a patent-pending Security System that utilizes a tag based monitoring system and sophisticated logistical tracking hardware and software, to provide a high level of security at airports, hospitals, stadiums and corporate campuses. Global P.O.M.™ stands for “Global ‘Peace Of Mind’.” The Global P.O.M.™ system monitors people, luggage, carry-ons, packages and equipment throughout any covered location. In the case of an airport, the monitoring function carries forward through the boarding process, the airplane and connecting flights to the destination airport.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

The Company uses multiple channels of distribution, such as retail, direct response television, and the Internet, for the marketing and sale of consumer products and for the introduction of new products, new services and the development of inventions and concepts. In addition to marketing it's own products, it markets products or services for its clients for a fee.

The Company derives its revenue from (i) wholesale and retail sales of Company owned products, (ii) fees charged for marketing services, product branding consulting and advertising services, etc.; and, (iii) commissions earned by the Company based on the sale of its clients' products or services.

Healthcare

Within the Health & Wellness market, consumers spend over 184 billion dollars for weight loss and nutritional products each year and over 2 billion dollars for Contact Lens Replacements and Eye Care products.  IMNI’s subsidiary, Best Health, Inc., has developed and will manufacture and market Health and Wellness related consumer products in niche markets serving the largest single market demographic in the U.S. – the “Baby Boomer” generation. This demographic focuses on eye care, weight maintenance and the management of symptoms associated with perimenopause. Best Health, offers unique products that address each of these issues.

The Company’s subsidiary, Best Health, Inc. acquired the rights to the LensComfort™ brand name from Lens Comfort, Inc. Best Health offers an ultrasonic contact lens cleaning unit that is coupled with Best’s proprietary LensComfort™ MultiPurpose Solution. This combination creates a complete contact lens care system that is FDA approved. The System ultrasonically cleans, disinfects, rinses, and removes oils and protein deposits in fifteen (15) minutes from all soft (disposable) and gas permeable contact lenses. The System can be used by 95% of all contact lens wearers in the US (approximately 29,180,000 people). The power and frequency of the System are set so as not to damage lenses while yielding a “like new” lens every time for all lens materials and types.

The LensComfort™ System makes contact lens wear more comfortable, safer and less costly overall. After a two-year market test the System is now “doctor recommended” and “consumer approved.” The LensComfort™ products are delivered directly to consumers to provide convenience and cost savings and are available through www.lenscomfort.com.

Best intends to enter the business of selling all types of replacement contact lenses at competitive prices through the Internet under the name “Price Buster Lenses™”.

The Company acquired 90% of the outstanding shares of SoySlim Corp. to gain control of the SoySlim™ product line which brings to the consumer a multitude of health benefits beyond weight maintenance. Soy based products specifically have the added benefit of enabling women to manage the myriad of symptoms associated with Perimenopause and PMS. It effectively addresses the underserved market of more than 80 million women between the ages of 20-60 in the US alone. SoySlim™ additionally addresses the needs of the more than 50% of Americans that are Lactose Intolerant as well as those of the general population of men and women who desire to reduce and control their weight while maintaining a more healthful and active lifestyle. Further information on SoySlim™ is available at www.soyslim.com.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

Security

The Company has purchased the rights to a patent-pending Security System that utilizes a tag based monitoring system and sophisticated logistical tracking hardware and software, to provide a high level of security at airports, hospitals, stadiums and corporate campuses. The tag is non-user serviceable and alerts security should it be tampered with. Global P.O.M.™ stands for “Global ‘Peace Of Mind’.” The Global P.O.M.™ system monitors people, luggage, carry-ons, packages and equipment throughout any covered location. In the case of an airport, the monitoring function carries forward through the boarding process, the airplane and connecting flights to the destination airport.

The newly formed agencies of the Office of Homeland Security and the Transportation Security Administration are actively seeking tomorrow’s security solutions such as IMNI’s patent-pending Global P.O.M.™ security system. Global P.O.M.™ utilizes an ensemble of technologies and couples them with its tamper-proof tag that is affixed to all persons and their respective property or equipment as they populate and migrate through the secured area regardless of the vastness of the area. It is a system consisting of multiple layers of technologies seamed together through hardware and software interfaces creating a pervasive, yet non-invasive monitoring web.

Marketing Services

For its marketing clients, the Company provides complete business modeling, product development and marketing plans enabling individuals or entities that contract with the Company a business development and an advertising program specifically tailored to their products or services and their budget. This includes recommended media buys,  target demographics, print, television, Internet advertising and other necessary information and plans to attempt to successfully bring the client’s product or service to market. Certain larger clients only require that the Company design and produce a web site for them to host on their own.  Others require the Company to also host the site, provide all of the necessary e-commerce tools and provide the telemarketing/customer service functions as well. For small to medium size companies the Company can function as their marketing department and for larger companies the Company can function to augment their existing marketing programs. The Company uses television, the Internet and retail exposure simultaneously, to promote sales and brand awareness for its clients' products and services.

Revenue

The Company's revenue comes from the wholesale and retail sale of its own products and the sale marketing services to clients.  Since most of the Company’s energies are presently focused on developing its own consumer products, revenue for the current period is minimal.

In the twelve month period ended March 31, 2003, revenue from the Company’s marketing business accounted for $35,445 (or 90% of revenues) and revenue from the sale of the Company’s health and wellness products accounted for $3,817 (or 10% of revenues). While in the twelve month period ended March 31, 2002, revenue from the Company’s marketing business accounted for $45,800 (or 3% of revenues) and the sale of the Company’s health and wellness products accounted for $0 (or 0% of revenues) and revenues from discontinued operations accounted for $1,350,673 (or 97% of revenues).

Employees

As of March 31, 2003, the Company had 2 employees of which 2 are in Management. The Company utilizes the services of independent contractors and subcontracts employees for support functions. The Company believes that its labor relations are good. No employee is represented by a labor union.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

Item 2. Description of Property

The Company's principal executive offices are located at 3163 Kennedy Boulevard, Jersey City, New Jersey 07306 in 1,000 square feet of office space on a month to month basis. Verdiramo & Verdiramo, P.A., a law firm operated by the Company's former president, who is also the father of the current president and the other partner of this firm is Vincent S. Verdiramo, the son of Vincent L. Verdiramo and the brother of the Company's current president, Richard J. Verdiramo. Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount of $1,200 has been reflected in the financial statements as rent expense, which is offset to Paid in Capital in the same amount for the fiscal years ended March 31, 2003 and 2002.

The Company believes that its property is adequate for its present needs and that suitable space will be available to accommodate its future needs.

Item 3. Legal Proceedings

The Company is involved in several lawsuits of which it itself is party to two lawsuits. It's discontinued AutoSmartUSA subsidiary is party to five (5).

AutoSmartUSA's former landlord, Pompano Motor Co., has commenced litigation in the 17th Judicial Circuit,in the state of Florida. The claim and counterclaim are pending. The Company is being sued as the guarantor of AutoSmartUSA's lease. The potential value of this suit is $82,641.99 plus 280,000 shares of the Company's common stock, plus costs and fees, etc. Management and its attorneys believe that this  case will be handled in the ordinary course of business. The Company, in reliance on its counsel, believes that it has a meritorious defense to the complaint and intends to vigorously defend this suit. Potentially this suit will be dismissed or at the least be settled at a value substantially lower that the original claim.

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

The Company's discontinued subsidiary AutoSmart USA Leasing, Inc., is involved in five (5) lawsuits with various vendors that it transacted business with while it was in operation. These cases revolve around certain automotive sales related transactions and are between AutoSmartUSA and certain automotive dealerships and lenders. These cases do not name the Company as a party. All cases are in the state of Florida with three (3) in the 17th Judicial Circuit, Broward County, one (1) in the 15th Judicial Circuit, Palm Beach County and one (1) 11th Judicial Circuit, Dade County. The cumulative contingent liability against the Company's AutoSmart USA subsidiary associated with these lawsuits is $280,332. At present, AutoSmart USA has no assets, so to the best of management's knowledge and belief, should the plaintiffs in any of these lawsuits prevail against AutoSmart USA the subsequent outcome should not impact the business of the Company.

Item 4. Submission of Matters to Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the Over the Counter Bulletin Board under the symbol "IMNI".

The following bid quotations have been reported for the period beginning March 31, 2001 and ending June 30, 2003.

   HIGH

    LOW

QUARTER ENDED

     BID

     BID

------------------------------

------------

------------

March 31, 2001

$     0.06

$     0.05

June 30, 2001

$     0.42

$     0.04

September 30, 2001

$     0.20

$     0.07

December 31, 2001

$     0.15

$     0.01

March 31, 2002

$     0.46

$     0.01

June 30, 2002

$     0.36

$     0.14

September 30, 2002

$     0.25

$     0.11

December 31, 2002

$     0.26

$     0.06

March 31, 2003

$     0.14

$     0.06

June 30, 2003

$     0.25

$     0.06

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

To the best of the Company's knowledge, from March 2001 to March 2002, no broker-dealer made an active market or regularly submitted quotations for the Company's stock, and that during this period, there were only a de minimis and infrequent number of trades and de minimis trading volume. There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders. The preceding information is from  the National Association of Securities Dealers Automated Quotation Service.

As of June 30, 2003, there were 122 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

As of June 30, 2003, there were 9,850,211 shares of Common Stock issued. Of those shares 3,457,511 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering.

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

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

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

In March 2002, the Company issued 400,000 shares of common stock in conjunction with a consulting agreement valued at $80,000 to a non-affiliated individual.

In April 2002, the Company issued 50,000 shares of common stock, under Section 4(2) of the Act, for settlement of marketing consulting services in the amount of $11,000 to a non-affiliated individual.

In July 2002, the Company issued 442,115 shares of common stock, under Section 4(2) of the Act, for the acquisitions of the LensComfort™ brand name, the SoySlim™ product line, and the rights to the Global P.O.M.™ Security System.  Also under Section 4(2) the Company issued 260,000 shares of common stock for product development consulting services in the amount of $100,000 to three (3) non-affiliated individuals.

In October 2002, the Company issued 203,132 shares of common stock, under Section 4(2) of the Act, for the marketing, manufacturing and product development consulting and legal services in the amount of $37,313 to five (5) non-affiliated individuals.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

Item 6.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Results of Operations

Twelve months ended March 31, 2003 and 2002

During the twelve month period ending March 31, 2003, the Company incurred a loss of $274,242 compared to a loss of $843,917 for the same period ended March 31, 2002.  The main component contributing to the decrease in loss from year to year was the cessation of operations of our wholly owned subsidiary AutoSmart USA, Inc.

Revenues

During the twelve month period ending March 31, 2003, the Company’s revenues from continuing operations $39,262 compared to $45,800 for the same period ended March 31, 2002.  Revenues are principally from services and commissions from providing marketing plans, services related to the Internet marketing arena and sales from health related products. Revenues from marketing and Internet related activity are recognized when the services are completed.  Sales from health related products are recognized when the product is shipped.

Operating Expenses

During the twelve months ended March 31, 2003, the company incurred $302,495 in operating expenses from continued operations as compared to $208,202 in the same period in 2002. This increase was primarily driven in the area of selling, general and administration.

Material changes in financial condition, liquidity and capital resources

At March 31, 2003, the Company had $333 in cash and cash equivalents compared to $1,944 for the same period in 2002.  The Company had a negative working capital of approximately $846,032 at March 31, 2003 compared to a negative $819,000 for the same period in 2002.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company’s cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow.  The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

Item 7.  Financial Statements.

Mark Cohen C.P.A.

1772 East Trafalgar Circle

Hollywood, Fl  33020

(954) 922 - 6042

__________________________________________________________________________________________

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Interactive Multimedia Network, Inc.

We have audited the accompanying consolidated balance sheet of Interactive Multimedia Network, Inc. and subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity (deficiency) and cash flows for the years ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated  financial position of Interactive Multimedia Network, Inc. and subsidiaries as of March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ March Cohen

Mark Cohen C.P.A.

A Sole Proprietor Firm

Hollywood, Florida

July 13, 2003

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEET

Assets

	March 31, 2003	March 31, 2002
Current Assets
Cash and cash equivalents	$ 333	$ 1,944
Accounts Receivable - net	936	800
Total current assets	1,269	2,744
Property and equipment, net	39,021	46,780

Total assets	40,290	49,524

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable and accrued liablilities	847,301	821,939
Total current liabilities	847,301	821,939
Other Liabilities (principally related parties)	96,841	74,909

Minority Interest	(1,747)	-

Shareholder's Equity
Preferred Stock, $.001 par value; authorized 5,000,000	-	-
shares: issued and outstanding none in 2002 and 2001
Common Stock, $.001 par value; authorized	9,850	8,895
25,000,000 shares; issued and outstanding 9,850,211 in
2003 and 8,894,964 in 2002
Paid in Capital	2,543,269	2,324,764
Common Stock options; 2,000,000 issued and outstanding	330,000	330,000
Accumulated Deficit	(3,785,224)	(3,510,982)

Total Shareholder's Equity/(Deficit)	(902,105)	(847,324)

Total liabilities and shareholder's equity	$ 40,290	$ 49,525

Read the accompanying significant accounting notes to

financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENED MARCH 31, 2003 AND 2002

	Years Ended
	March 31, 2003	March 31, 2002

Revenue	$ 39,262	$ 45,800

Cost of Revenue	6,609	-

Gross Profit	32,653	45,800

Operating expenses:
Marketing	8,911	28,035
Consulting services	79,813	111,000
Rent	1,200	8,662
Payroll and related benefits		-
Loss on write down of acquired subsidiary inventory	60,597	-
Selling, general and administrative expenses	151,974	60,504
Total operating expenses	302,495	208,202

Loss before other income (expense)	(269,841)	(162,402)

Other income (expense):

Interest expense	(6,148)	(5,186)
Other income		44
Loss on investment in Temporary Business Acquisition		16,000
Total other income (expense)	(6,148)	10,858

Income from continuing operations	(275,989)	(151,544)

Discontinued operations:
Income (Loss) from operations of discontinued subsidiary	-	(692,373)

Net income before minority interest	(275,989)	(843,917)

Minority interest in net income/(loss) of subsidiary	(1,747)	-

Net Loss	(274,242)	(843,917)

Basic weighted average common shares outstanding	9,531,710	8,390,980

Basic and diluted Loss per common share	$ (0.03)	$ (0.10)

Read the accompanying significant accounting notes to

financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
								Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Options	Deficit	Equity/(Deficit)

Balance, April 01, 2001	-	$ -	8,315,964	$ 8,316	$ 2,190,643	$ 330,000	$ (2,667,065)	$ (138,106)

Issuance of common stock for services			554,000	554	127,446			128,000

Issuance of shares for settlement of liabilities			25,000	25	5,475			5,500

Record non cash rent expense applied against					1,200			1,200
paid in capital

Net loss twelve months ended March 31, 2002							(843,917)	(843,917)

Balance, ending March 31, 2002	-	-	8,894,964	8,895	2,324,764	330,000	(3,510,982)	(847,324)

Issuance of common stock for services			453,132	453	81,860			82,313

Issuance of common stock for research and			60,000	60	59,940			60,000
development costs

Issuance of common stock for product costs			92,115	92	60,505			60,597

Issuance of common stock for acquisitions			350,000	350	15,000			15,350

Record non cash rent expense applied against					1,200			1,200
paid in capital

Net loss twelve months ended March 31, 2003							(274,242)	(274,242)

Balance, ending March 31, 2003	-	$ -	9,850,211	$ 9,850	$ 2,543,269	$ 330,000	$ (3,785,224)	$ (902,105)

Read the accompanying significant accounting notes to

financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

	Years Ended
	March 31, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (274,242)	$ (843,917)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	7,759	33,307
Issuance of stock for services	82,313	128,000
Issuance of stock for research and development costs	60,000	-
Issuance of stock for product costs	60,597	-
Write off acquistion costs of subsidiaries	350	-
Loss on Abandonment of Property	-	12,007
Accrued interest - Shareholders loan	6,148	5,186
Office rent applied to paid in capital	1,200	1,200
Changes in Operating assets and liabilities:
Acounts Receivable	(136)	(800)
Inventory	-	148,571
Other Current Assets	-	240
Other Assets	-	15,192
Accounts Payable and Accrued Liabilities	25,362	470,234

Net cash provided by/(used in) operating activities	(30,649)	(30,781)

CASH FLOWS FROM INVESTING ACTIVITIES:

Minority interest paid in capital from subsidiary acquisition (net)	13,253	-
Loss on investment in Temporary Business Acquisition	-	16,000

Net cash provided by/(used in) investing activities	13,253	16,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
Loans from Shareholders	15,785	5,767

Net cash provided by/(used in) financing activities	15,785	5,767

Net increase (decrease) in cash and cash equivalents	(1,611)	(9,014)
Cash and cash equivalents, beginning of period	1,944	10,958

Cash and cash equivalents, end of period	$ 333	$ 1,944

Supplemental information:

Issuance of shares in settlement of liabilities		5,500

Read the accompanying significant accounting notes to

financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

     Interactive Multimedia Network, Inc. (the “Company”) was organized in the State of New Jersey on March 04, 1994 and reincorporated in the State of Delaware on June 13, 1995.  The Company’s primary business activity is marketing through multiple media channels for the purpose of facilitating on-line purchases of a variety of products and services.

     The Company had two subsidiaries:  AutoSmart USA, Inc., a Nevada corporation and AutoSmart USA Leasing, Inc., a Florida corporation, which operate in tandem the vehicle sales operations of the Company.  During the fiscal year ended March 31, 2002, these two subsidiaries ceased operations.

     During fiscal year 2003, the Company formed Best Health, Inc., a health product developer and distributor in the development stage.  The Company also acquired 90 percent of the outstanding shares of SoySlim Corp., another health product distributor in the development stage.   The Company also acquired the rights to a patent-pending security system known as Global P.O.M.™

     Interactive Multimedia Network, Inc., prepares its financial statements in accordance with generally accepted accounting principles.  This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.  Financial statement items are recorded at historical cost and may not necessarily represent current values.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Certain amounts included in the financial statements are estimated based on currently available information and management’s judgment as to the outcome of future conditions and circumstances.  Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions.  Every effort is made to ensure the integrity of such estimates.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Revenue Recognition

     Revenues are principally from services and commissions from providing marketing plans, services related to the Internet marketing arena and sales from health related products.  Revenues from marketing and Internet related activity are recognized when the services are completed.  Revenues from the sale of health related products  are recognized when the products are shipped to the customer.

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

Earnings(Loss) Per Share of Common Stock

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

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Recent Accounting Pronouncements:

The Statement of Financial Accounting Standards Board (SFAS) No. 141, “Business Combinations,” was issued by the Financial Accounting Standards Board (FASB) in July 2001.  This Statement establishes standards for accounting and reporting for business combinations.  This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting.  This Statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, “Business Combinations” as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

The Statement of Financial Accounting Standards Board (SFAS) No. 142, “Goodwill and Other Intangible Assets,” was issued by the Financial Accounting Standards Board (FASB) in July 2001.  This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition.  This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001.  SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.” The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

The Statement of Financial Accounting Standards Board (SFAS) No. 143, “Accounting for Asset Retirement Obligation,” was issued by the Financial Accounting Standards Board (FASB) in August 2001.  This Statement will require companies to record a liability for asset retirement obligations in the period  in which they are incurred, which typically could be upon completion or shortly thereafter.  The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. This Statement is effective for fiscal years beginning after June 15, 2002.  The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

The Statement of Financial Accounting Standards Board (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued by the Financial Accounting Standards Board (FASB) in October 2001.  This Statement provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.”  This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

NOTE 3 – DETAILS OF FINANCIAL STATEMENT COMPONENTS

                March 31,

Property and Equipment:

       2002

       2001

Furniture and Fixtures   .   .   .   .   .   .   .   .   .   .   .   .

$     4,770

 $      4,770

Equipment  .   .   .   .    .   .   .  .   .   .   .   .   .   .   .   .   .

       5,134

         5,134

Computer Equipment .   .   .   .   .   .   .   .   .   .   .   .   .

     24,568

       24,568

Software .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .

       1,626

         1,626

Website  .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .

     53,250

        53,250

     89,350

        89,350

Less:  Accumulated depreciation and amortization  .

     50,329

        42,750

Property and equipment, net  .   .   .   .   .   .   .   .

$   39,021

$     46,780

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTIGENCIES

Legal Proceedings

     In September 2002, the Company’s wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing, Inc. ceased operations.  Due to unpaid obligations to vendors, AutoSmart USA, Inc. is currently a party to several lawsuits in which the total amount being requested for recovery from AutoSmart USA, Inc. is approximately $280,332.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a net loss of $274,242 and $843,917 for the years ended March 31, 2003 and 2002 respectively.  Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead.  Management has continued to develop a strategic plan  to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels.  Management intends to seek new capital from new equity security issuance’s that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

NOTE 6 –  DISCONTINUED OPERATIONS

     In September 2002, The Company ceased operations at its wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing, Inc.  The results of those businesses have been reflected as Discontinued Operations in the accompanying consolidated financial statements.  Operating results of the discontinued operations are as follows:

     2002

Net Sales

1,350,673

Income before income taxes

  (692,373)

Provision for income taxes

        -

Income from discontinued operations

  (692,373)

NOTE 7 – RELATED PARTY TRANSACTIONS

     The Company has been involved in periodic transactions, whereby money has been advanced to the former President of the Company and the former President of the Company has advanced money to the Company.  As of March 31, 2003 the Company was obligated to the former President for a total of $9,970.

     Legal services to Interactive Multimedia Network, Inc. have been performed by Verdiramo & Verdiramo, P.A..  This professional association is owned by Vincent L. Verdiramo, the former President of Interactive Multimedia Network, Inc. and his son Vincent S. Verdiramo.  The cost of legal services billed to the Company for the year ended March 31, 2003 was $18,100.00 and $19,740.00. for the year ended March 31, 2002.

    Verdiramo & Verdiramo, P.A. is providing limited use of office space to Interactive Multimedia Networks, Inc..  Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount has been reflected in the financial statements as rent expense with an offset to Paid in Capital in the amount of $1,200 for the fiscal year ended March 31, 2003 and $1,200 for the fiscal year ended March 31, 2002.

    The Company has received loans and advances from stockholders during the year.  These transactions are in the form of unsecured demand loans bearing interest of 4% to 8% per annum.  The balance due at March 31, 2002 is $94,841 which includes approximately $17,071 accrued interest on these loans.

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDER’S EQUITY

Preferred Stock

     The company has 5,000,000 shares of preferred stock with a par value of $0.001, which to date have never been issued.  The preferred stock contains no voting privileges and is not entitled to accrue dividends or convert into shares of the Company’s common stock.

NOTE 9 – OPTIONS AND WARRANTS

     In December 1998, Marion Verdiramo, a related party, returned 2,000,000 shares of common stock to the Company as part of a capital restructuring and in return received 2,000,000 common stock options at $0.10 per share which can be exercised any time during the subsequent three years.  This exchange was believed to be beneficial to the Company as it reduced its outstanding float.  Prior to their expiration, the Company and Ms. Verdiramo agreed to extend the term of this Option Agreement for an additional five (5) years. These options were valued at $330,000 based upon the minimal value of the common stock at the time of the options’ issuance.

     Marion Verdiramo has never been an employee, officer, director or independent consultant for the Company.  Marion Verdiramo converted a loan to the Company for 2,000,000 shares of restricted common stock.  Subsequently, those shares were never freed from restrictive legend and returned to the Company.

NOTE 10 – INCOME TAXES

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

NOTE 11 – BUSINESS SEGMENT INFORMATION

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

For year ended March 31, 2003

 Marketing and

Internet related

    Health

   Corporate

Consolidated

     Services

    Products

    and Other

       Total

Net sales to external customers

$    35,445

$       3,817

$         -

$     39,262

Segment operating profit (loss)

     (31,034)

      (31,953)

    (211,255)

    (274,242)

Segment assets

      40,051

            239

            -

        40,290

Depreciation and amortization

        7,759

           -

            -

          7,759

Capital Additions

            -

            -

            -

             -

Interest Income

            -

           -

            -

             -

Interest Expense

            -

           -

         6,148

          6,148

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – BUSINESS SEGMENT INFORMATION (continued):

For year ended March 31, 2002

 Marketing and

Internet related

    Health

   Corporate

Consolidated

     Services

    Products

    and Other

       Total

Net sales to external customers

$    45,800

$ 1,350,673

$       -

$ 1,396,473

Segment operating profit (loss)

      43,458

    (692,373)

  (162,402)

     (811,317)

Segment assets

      49,524

            -

            -

        49,524

Depreciation and amortization

      17,856

        15,451

            -

         33,307

Capital Additions

            -

             -

         -

              -

Interest Income

            -

            -

         -

              -

Interest Expense

            -

            240

            5,186

          5,426

Loss on Investment of Temporary

            -

           -

      (16,000)

       (16,000)

Investment

The Company’s operations by geographic area are as follows:

Net sales to external customers

For year ended March 31,

        2003

        2002

U.S. - continuedoperations

$      39,262

 $       45,800

U.S. – discontinued operations

$         -

 $  1,350,673

Other

           -

              -

$      39,262

 $  1,396,473

Long-lived assets

For year ended March 31,

        2003

        2002

U.S.

$   39,021

$     46,780

Other

          -

             -

$    39,021

$     46,780

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the directors and executive officers of the Company.

Name

Age

Position

--------------------------------------------------------------------------------------------------------------------

Richard J. Verdiramo

39

Director, President, CEO

Robert Gilbert

59

Director, Vice-President, COO

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

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

Item 10. Executive Compensation

The following table reflects compensation for services to the Company for the fiscal years ended March 31, 2003, 2002 and 2001 of the executive officers. No other executive officer of the Company received compensation which exceeded $100,000 during this period.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

LONG TERM COMPENSATION

---------------------------------------------------------------------------------

-----------------------------------------------

Name and

Other

Restricted

Principal

Annual  Stock

Position

Year

Salary ($)

Bonus ($)

Comp. ($)

Awards (1)($)

----------------------------------------------------------------------------------------------------------------------------------------

Richard J.

2003

$   -0-

  -0-

  -0-

   -0-

Verdiramo

2002

$   -0-

  -0-

  -0-

   -0-

President(2)

2001

$  13,500

  -0-

  -0-

10,000

Robert G.

2003

$    -0-

  -0-

  -0-

   -0-

Gilbert

2002

$    -0-

  -0-

  -0-

   -0-

COO, VP (3)

Mari Bello

2002

$    -0-

  -0-

  -0-

   -0-

VP (4)

------------------------

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

(4)

Mari Bello was with the Company from March 2002 through January 2003 during which she served as the Vice President of Marketing

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownershipof the Common Stock by (i) each of the directors and executive officers of the  Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of March 31, 2003.  Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

Title

Name and Address

Amount and Nature

Percent

of Class

of Beneficial Owner

of Beneficial Ownership

of Class

--------------------------------------------------------------------------------------------------------------------------------

Common

Richard J. Verdiramo (1)

600,000

6.09%

3163 Kennedy Boulevard

Jersey City, New Jersey 07306

Common

Robert J. Gilbert

- 0 -

0.00%

3163 Kennedy Boulevard

Jersey City, New Jersey 07306

Common

Marion H. Verdiramo (2)

3,400,930

34.53%

3163 Kennedy Boulevard

Jersey City, New Jersey 07306

Common

Maria Contini

550,000

5.58%

3163 Kennedy Boulevard

Jersey City, New Jersey 07306

Common

All Officers and Directors

as a Group- One Person

600,000

6.09%

----------------------

(1)   President and son of Marion H. Verdiramo

(2)   Mother of Richard J. Verdiramo. Includes 2,000,000 currently exercisable stock options.

Item 12. Certain Relationships and Related Transactions

The Company utilizes office space that is provided to it rent free by the law firm of Verdiramo & Verdiramo, P.A., which is owned and operated by Vincent L. Verdiramo, and Vincent S. Verdiramo. Messrs. Verdiramo are the father and brother of the current President, Richard J. Verdiramo. Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount of has been reflected in the financial statements as rent expense with is offset to Paid in Capital in the amount of $1,200 for the Fiscal Year Ended March 31, 2003.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

PART III

Item 13. Exhibits, List and Reports on Form 8-K

(A)   Exhibits required by Item 601

(3)(i)  Articles of Incorporation, Filed with 10SB12G, August 24, 1999

(3)(ii)  Bylaws, Filed with 10SB12G, August 24, 1999

Exhibit 99.1 - CEO Certification Accompanying Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(B)   REPORTS ON FORM 8-K:

The Company filed no reports on Form 8-K during the fiscal year ended March 31, 2003.

Item 14.  Controls and Procedures

The Registrant’s President and Principal Accounting Officer have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s CEO and principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange commission.

There were no significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2003

SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date: July 14, 2003

By:  /s/ Richard J. Verdiramo

---------------------------------

Richard J. Verdiramo, CEO

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard J. Verdiramo, certify that:

1.

I have reviewed this revised annual report on Form 10-KSB of INTERACTIVE MULTIMEDIA NETWORK, INC.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 14, 2003

                                        By: /s/ Richard J. Verdiramo

                                       ------------------------------------

                                            Richard J. Verdiramo, CEO

27