Form 10QSB
period 2003-06-30
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2003-08-12
CIK 1060910

OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2003

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

COMMISSION FILE NUMBER: 000-30230

INTERACTIVE MULTIMEDIA NETWORK, INC.

(Exact name of registrant as specified in its charter)

           DELAWARE

    65-0488983

(State or other jurisdiction of

(IRS Employer

  incorporation or organization)

 Identification No.)

3163 KENNEDY BOULEVARD, JERSEY CITY, NEW JERSEY 07306

(Address, including zip code, of principal executive offices)

(201) 217-4137

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

As of June 30, 2003 the number of the Company's shares of par value $.001 common stock outstanding was 9,850,211.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

June 30, 2003

INDEX

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and	8
Results of Operations

Item 3. Controls and Procedures	8

Part II – Other Information

Item 1. Legal Proceedings	9

Item 2. Changes in Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	9

Signature Page	10

Index to Exhibits	11

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

June 30, 2003

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERACTIVE MULTIMEDIA NETWORK INC. CONSOLIDATED BALANCE SHEET

June 30, 2003
Assets
Current Assets
Cash and cash equivalents	$ 354
Accounts Receivable - net	105

Total current assets	459

Property and equipment, net	37,983

Total assets	$ 38,442

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable and accrued liablilities	853,117

Total current liabilities	853,117

Other Liabilities (principally related parties)	96,841

Shareholder's Equity
Preferred Stock, $.001 par value; authorized 5,000,000	-
shares: issued and outstanding none in 2002 and 2001
Common Stock, $.001 par value; authorized	9,850
25,000,000 shares; issued and outstanding 9,850,211
Paid in Capital	2,543,569
Subscription Receivable	-
Common Stock options; 2,000,000 issued and outstanding	330,000
Accumulated Deficit	(3,794,935)

Total Shareholder's Equity/(Deficit)	(911,516)

Total liabilities and shareholder's equity	$ 38,442

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003
	Three Months Ended
	June 30, 2003	June 30, 2002

Revenue	$ 260	$ 7,148

Cost of Revenue	72	6,652

Gross Profit	188	496

Operating expenses:
Marketing	-	7,121
Research & Development	-	60,000
Consulting services	-	45,000
Rent	300	300
Selling, general and administrative expenses	6,199	23,399
Total operating expenses	6,499	135,820

Loss before other income (expense)	(6,311)	(135,324)

Other income (expense):

Interest expense	(1,653)	(1,500)
Total other income (expense)	(1,653)	(1,500)

Net income before minority interest	(7,964)	(136,824)

Minority interest in net income/(loss) of subsidiary	(1,747)	(1,627)

Net Loss	$ (6,217)	$ (135,197)

Basic weighted average common shares outstanding	9,850,211	8,938,920

Basic and diluted Loss per common share	$ (0.00)	$ (0.02)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK INC. CONSOLIDATED STATEMENT OF CASHFLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2003
	Three Months Ended
	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (6,217)	$ (135,197)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	1,037	3,052
Issuance of stock for services	-	45,000
Issuance of stock for research and development costs	-	60,000
Accrued interest - Shareholders loan	1,653	1,500
Office rent applied to paid in capital	300	300
Changes in Operating assets and liabilities:
Acounts Receivable	831	615
Accounts Payable and Accrued Liabilities	4,163	12,912
Net cash provided by/(used in) operating activities	1,767	(11,818)

CASH FLOWS FROM INVESTING ACTIVITIES:

Minority interest paid in capital from subsidiary acquisition	-	15,000
Minority interest in income/(loss)	(1,747)	(1,627)
Net cash provided by/(used in) investing activities	(1,747)	13,373

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by/(used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	20	1,554
Cash and cash equivalents, beginning of period	333	1,944

Cash and cash equivalents, end of period	$ 353	$ 3,498

Supplemental information:

Issuance of shares 92,115 for inventory balances		60,597
Issuance of 250,000 shares for 90% investment in subsidiary		135,000
Issuance of 100,000 shares for security patent		100

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

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

INTERACTIVE MULTIMEDIA NETWORK INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a net loss of $6,217 (unaudited) for the three months ended June 30, 2003.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels.  Management intends to seek new capital from new equity security issuance’s that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

For the three months ended June 30, 2003 (unaudited)

    Marketing &

        Internet

Health

Corporate

Consolidated

        Services

Products

and Other

Total

Net sales to external customers

$

260

$

-

$

-

$

260

Intersegment revenues

$

-

$

-

$

-

$

-

Segment operating profit (loss)

$

188

$

-

$

(8,152)

$

(7,964)

Segment assets

$

38,203

$

239

$

-

$

38,442

For the three months ended June 30, 2002 (unaudited)

    Marketing &

        Internet

Health

Corporate

Consolidated

        Services

Products

and Other

Total

Net sales to external customers

$

4,600

$

2,548

$

-

$

7,184

Intersegment revenues

$

-

$

-

$

-

$

-

Segment operating profit (loss)

$

4,600

$

(28,442)

$

(112,983)

$

(136,824)

Segment assets

$

57,490

$

50,519

$

135,100

$

243,109

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

June 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three months ended June 30, 2003 and 2002

During the three month period ending June 30, 2003, the Company incurred a loss of $6,217 compared to a loss of $135,197 for the same period ended June 30, 2002.  The main component contributing to the decrease in loss from year to year was minimal operating expenses in the current year.

Revenues

During the three month period ending June 30, 2003, the Company’s revenues from operations $260 compared to $7,148 for the same period ended June 30, 2002.  Revenues are principally from services and commissions from providing marketing plans, services related to the Internet marketing arena and sales from health related products . Revenues from marketing and Internet related activity are recognized when the services are completed.  Sales from health related products are recognized when the product is shipped.

Operating Expenses

During the three months ended June 30, 2003, the company incurred $6,499 in operating expenses from operations as compared to $135,820 in the same period in 2002. This decrease was primarily due to minimal operating expenses in the current year due to decreased operations.

Material changes in financial condition, liquidity and capital resources

At June 30, 2003, the Company had $260 in cash and cash equivalents.  The Company had a negative working capital of approximately $852,658 at June 30, 2003.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company’s cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow.  The company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003 (the “Evaluation”).  Based on this evaluation, the Company’s chief executive officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rule and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

June 30, 2003

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Please refer to the Form 10-KSB filed on July 14, 2003 for information regarding pending legal proceedings  involving the Company or its subsidiaries.  As of the date of this filing, there have been no material developments in any of these outstanding legal proceedings.

Item 2.  Changes in Securities.

NONE

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security-Holders.

NONE

Item 5.  Other Information.

NONE

Item 6. Exhibits and Reports on Form 8K.

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8K. – The company filed no reports on Form 8K during the period covered by this report.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

June 30, 2003

SIGNATURES

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date:  August 11, 2003

By: /s/ Richard J. Verdiramo

------------------------------------------------------

Richard J. Verdiramo, President and CEO

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.