Form 10QSB
period 2003-09-30
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2003-11-14
CIK 1060910

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2003

or

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

As of September 30, 2003 the number of the Company's shares of par value $.001 common stock outstanding was 9,850,211.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

September 30, 2003

INDEX

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and	9
Results of Operations

Item 3. Controls and Procedures	10

Part II – Other Information

Item 1. Legal Proceedings	10

Item 2. Changes in Securities and Use of Proceeds	(a)

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	10

Signature Page	11

Index to Exhibits	12

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

September 30, 2003

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERACTIVE MULTIMEDIA NETWORK, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

Assets

September 30, 2003

Current Assets
Cash and cash equivalents	$ 976
Accounts Receivable - net	17,440

Total current assets	18,416
Property and equipment, net	37,050

Total assets	$ 55,466

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable and accrued liablilities	836,290

Total current liabilities	836,290
Other Liabilities (principally related parties)	115,147

Shareholder's Equity
Preferred Stock, $.001 par value; authorized 5,000,000	-
shares: issued and outstanding none
Common Stock, $.001 par value; authorized	9,850
25,000,000 shares; issued and outstanding 9,850,211
Paid in Capital	2,543,869
Subscription Receivable	-
Common Stock options; 2,000,000 issued and outstanding	330,000
Accumulated Deficit	(3,779,691)

Total Shareholder's Equity/(Deficit)	(895,971)

Total liabilities and shareholder's equity	$ 55,466

Read the accompanying significant accounting notes to financial statement, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenue	$ 19,540	$ 2,480	$ 19,800	$ 9,628

Cost of Revenue	-	80	72	6,732

Gross Profit	19,540	2,400	19,728	2,896

Operating expenses:
Marketing	-	-	-	7,121
Research & Development	-	-	-	60,000
Consulting services	-	-	-	45,000
Rent	300	300	600	600
Selling, general and administrative expenses	2,343	7,324	8,541	30,723
Total operating expenses	2,643	7,624	9,141	143,444

Income/(Loss) before other income (expense)	16,897	(5,224)	10,587	(140,549)

Other income (expense):

Interest expense	(1,653)	(2,027)	(3,306)	(3,527)
Total other income (expense)	(1,653)	(2,027)	(3,306)	(3,527)

Net income before minority interest	15,244	(7,251)	7,280	(144,076)

Minority interest in net income/(loss) of subsidiary	-	-	(1,747)	(1,627)

Net Loss	$ 15,244	$ (7,251)	$ 9,027	$ (142,449)

Basic weighted average common shares outstanding	9,850,211	9,647,079	9,850,211	9,088,426

Basic and diluted Loss per common share	$ 0.00	$ (0.00)	$ 0.00	$ (0.02)

Read the accompanying significant accounting notes to financial statement, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	Six Months Ended
	September 30, 2003	September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ 9,027	$ (142,449)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	1,971	5,078
Issuance of stock for services	-	45,000
Issuance of stock for research and development costs	-	60,000
Accrued interest - Shareholders loan	3,306	3,400
Office rent applied to paid in capital	600	600
Changes in Operating assets and liabilities:
Accounts Receivable	(16,504)	615
Accounts Payable and Accrued Liabilities	(11,010)	8,609

Net cash provided by/(used in) operating activities	(12,610)	(19,148)

CASH FLOWS FROM INVESTING ACTIVITIES:

Minority interest paid in capital from subsidiary acquisition	-	15,000
Minority interest in income/(loss)	(1,747)	(1,627)
Purchase of property and equipment	-	(4,000)

Net cash provided by/(used in) investing activities	(1,747)	9,373

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from shareholders	15,000	10,000

Net cash provided by/(used in) financing activities	15,000	10,000

Net increase (decrease) in cash and cash equivalents	643	225
Cash and cash equivalents, beginning of period	333	1,944

Cash and cash equivalents, end of period	$ 976	$ 2,169

Supplemental information:

Issuance of shares 92,115 for inventory balances		60,597

Issuance of 250,000 shares for 90% investment in subsidiary		135,000

Issuance of 100,000 shares for security patent		100

Read the accompanying significant accounting notes to financial statement, which are an integral part of this financial statement.

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

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company reported a net profit of $9,027 (unaudited) for the six months ended September 30, 2003.  The accumulated deficit reported since inception is $3,779,691(unaudited).  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels.  Management intends to seek new capital from new equity security issuance’s that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

NOTE 5 – BUSINESS SEGMENT INFORMATION

The Company’s segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Segments were determined based on products and services provided by each segment.  Accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Performance of the segments is evaluated on operating income (loss) before taxes, interest income or expense and other income or (loss).  The Company has elected to organize it businesses based principally upon products and services.  Interactive Multimedia Network, Inc. has two reportable segments:  marketing, including services related to the internet marketing arena, and sales of health products.

For the three months ended September 30, 2003 (unaudited)

    Marketing &

        Internet

Health

Corporate

Consolidated

        Services

Products

and Other

Total

Net sales to external customers

$

19,540

$

-

$

-

$

19,540

Intersegment revenues

$

-

$

-

$

-

$

-

Segment operating profit (loss)

$

19,540

$

-

$

(4,296)

$

15,244

Segment assets

$

55,227

$

239

$

-

$

55,466

For the three months ended September 30, 2002 (unaudited)

    Marketing &

        Internet

Health

Corporate

Consolidated

        Services

Products

and Other

Total

Net sales to external customers

$

2,400

$

80

$

-

$

2,480

Intersegment revenues

$

-

$

-

$

-

$

-

Segment operating profit (loss)

$

2,400

$

(1,089)

$

(8,562)

$

(7,251)

Segment assets

$

42,540

$

66,114

$

135,100

$

243,754

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – BUSINESS SEGMENT INFORMATION (CONTINUED):

For the six months ended September  30, 2003 (unaudited)

    Marketing &

        Internet

Health

Corporate

Consolidated

        Services

Products

and Other

Total

Net sales to external customers

$

19,800

$

-

$

-

$

19,800

Intersegment revenues

$

-

$

-

$

-

$

-

Segment operating profit (loss)

$

19,728

$

-

$

(12,448)

$

7,280

Segment assets

$

55,227

$

239

$

-

$

55,466

For the six months ended September 30, 2002 (unaudited)

    Marketing &

        Internet

Health

Corporate

Consolidated

        Services

Products

and Other

Total

Net sales to external customers

$

7,000

$

2,628

$

-

$

 9,628

Intersegment revenues

$

-

$

-

$

-

$

-

Segment operating profit (loss)

$

7,000

$

(29,531)

$

(121,545)

$

 (144,076)

Segment assets

$

42,540

$

66,114

$

135,100

$

243,754

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

September 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three and six months ended September 30, 2003 and 2002

During the three month period ending September 30, 2003, the Company realized a profit of $15,244 compared to a loss of $7,251 for the same period ended September 30, 2002.  The main component contributing to the increase in profit from year to year was an increase in revenue from the marketing segment.

During the six month period ending September 30, 2003, the Company realized a profit of $9,027 compared to a loss of $142,449 for the same period ended September 30, 2002.  The main component contributing to the increase in profit from year to year was an increase in revenue from the marketing segment and minimal operating expenses in the current year due to decreased operations.

Revenues

During the three month period ending September 30, 2003, the Company’s revenues from operations $19,540 compared to $2,480 for the same period ended September 30, 2002.

During the six month period ending September 30, 2003, the Company’s revenues from operations $19,800 compared to $9,628 for the same period ended September 30, 2002.

Revenues are principally from services and commissions from providing marketing plans, services related to the internet marketing arena and sales from health related products.  Revenues from marketing and internet related activity are recognized when the services are completed.  Sales from health related products are recognized when the product is shipped.

Operating Expenses

During the three months ended September 30, 2003, the Company incurred $2,643 in operating expenses from operations as compared to $7,624 in the same period in 2002. This decrease was primarily due to minimal operating expenses in the current year due to decreased operations.

During the six months ended September 30, 2003, the Company incurred $9,141 in operating expenses from operations as compared to $143,444 in the same period in 2002. This decrease was primarily due to minimal operating expenses in the current year due to decreased operations.

Material changes in financial condition, liquidity and capital resources

At September 30, 2003, the Company had $976 in cash and cash equivalents.  The Company had a negative working capital of approximately $817,874 at September 30, 2003.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company’s cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow.  The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

September 30, 2003

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003 (the “Evaluation”).  Based on this evaluation, the Company’s chief executive officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rule and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

September 30, 2003

SIGNATURES

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date:  November 12, 2003

By: /s/ Richard J. Verdiramo

------------------------------------------------------

Richard J. Verdiramo, President and CEO

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.