Form 10QSB
period 2003-12-31
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2004-02-17
CIK 1060910

    OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended December 31, 2003

or

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

As of December 31, 2003 the number of the Company's shares of par value $.001 common stock outstanding was 9,850,211.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

December 31, 2003

INDEX

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and	8
Results of Operations

Item 3. Controls and Procedures	8

Part II – Other Information

Item 1. Legal Proceedings	10

Item 2. Changes in Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	10

Signature Page	11

Index to Exhibits	12

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

December 31, 2003

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED)

Assets

December 31, 2003

Current Assets
Cash and cash equivalents	$ 1,141
Accounts Receivable - net	20,214

Total current assets	21,355
Property and equipment, net	36,129

Total assets	$ 57,484

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable and accrued liablilities	$ 839,029

Total current liabilities	839,029
Other Liabilities (principally related parties)	124,198

Shareholder's Equity
Preferred Stock, $.001 par value; authorized 5,000,000	-
shares: issued and outstanding none in 2002 and 2001
Common Stock, $.001 par value; authorized	9,850
25,000,000 shares; issued and outstanding 9,850,211
Paid in Capital	2,544,169
Subscription Receivable	-
Common Stock options; 2,000,000 issued and outstanding	330,000
Accumulated Deficit	(3,789,761)

Total Shareholder's Equity/(Deficit)	(905,742)

Total liabilities and shareholder's equity	$ 57,484

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Revenue	$ 29,549	$ 29,780	$ 49,349	$ 35,648

Cost of Revenue	-		72	2,973

Gross Profit	29,549	29,780	49,277	32,675

Operating expenses:
Marketing	-	795	-	7,916
Research & Development	5,995	-	5,995	60,000
Consulting services	-	19,813	-	79,813
Rent	300	300	900	900
Selling, general and administrative expenses	31,671	17,643	40,213	48,366
Total operating expenses	37,966	38,551	47,108	196,995

Income/(Loss) before other income (expense)	(8,417)	(8,771)	2,169	(164,321)

Other income (expense):

Interest expense	(1,653)	(1,833)	(4,959)	(5,360)
Total other income (expense)	(1,653)	(1,833)	(4,959)	(5,360)

Net income before minority interest	(10,070)	(10,604)	(2,790)	(169,681)

Minority interest in net income/(loss) of subsidiary	-	-	(1,747)	(1,627)

Net Loss	$ (10,070)	$ (10,604)	$ (1,043)	$ (168,054)

Basic weighted average common shares outstanding	9,850,211	9,810,488	9,850,211	9,426,735

Basic and diluted Loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)

	Nine Months Ended
	December 31, 2003	December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (1,043)	$ (168,054)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	2,892	6,709
Issuance of stock for services	-	82,313
Issuance of stock for research and development costs	-	60,000
Accrued interest - Shareholders loan	4,959	5,100
Office rent applied to paid in capital	900	900
Changes in Operating assets and liabilities:
Acounts Receivable	(19,278)	(2,200)
Accounts Payable and Accrued Liabilities	(8,272)	3,197

Net cash provided by/(used in) operating activities	(19,842)	(12,034)

CASH FLOWS FROM INVESTING ACTIVITIES:

Minority interest paid in capital from subsidiary acquisition	-	15,000
Minority interest in income/(loss)	(1,747)	(1,627)
Purchase of property and equipment	-	(4,000)

Net cash provided by/(used in) investing activities	(1,747)	9,373

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from shareholders	22,397	2,000

Net cash provided by/(used in) financing activities	22,397	2,000

Net increase (decrease) in cash and cash equivalents	808	(661)
Cash and cash equivalents, beginning of period	333	1,944

Cash and cash equivalents, end of period	$ 1,141	$ 1,283

Supplemental information:

Issuance of shares 92,115 for inventory balances		60,597

Issuance of 250,000 shares for 90% investment in subsidiary		135,000

Issuance of 100,000 shares for security patent		100

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a net loss of $1,043 (unaudited) for the nine months ended December 31, 2003.  The accumulated deficit reported since inception is $3,789,761(unaudited).  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels.  Management intends to seek new capital from new equity security issuance’s that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

For the three months ended December 31, 2003 (unaudited)

    Marketing &

        Internet        Health

Corporate   Consolidated

        Services      Products

and Other         Total

Net sales to external customers   $   29,549     $      -

$          -

     $    29,549

Intersegment revenues

               -

 -

            -

- .

Segment operating profit (loss)         4,874             -

   (14,944)          (10,070)

Segment assets

    $   57,245      $     239         $          -

     $    57,484.

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

For the nine months ended December  31, 2003 (unaudited)

    Marketing &

        Internet        Health

Corporate   Consolidated

        Services      Products

and Other         Total

Net sales to external customers   $  49,349      $      -

$          -

     $    49,349

Intersegment revenues

               -

 -

            -

   - .

Segment operating profit (loss)       24,602             -

   (27,392)           (2,790)

Segment assets

    $   57,245      $     239         $          -

     $    57,484.

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

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

December 31, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three and nine months ended December 31, 2003 and 2002

During the three month period ending December 31, 2003, the Company realized a loss of $10,070 compared to a loss of $10,604 for the same period ended December 31, 2002.

During the nine month period ending December 31, 2003, the Company realized a loss of $1,043 compared to a loss of $168,054 for the same period ended December 31, 2002.  The main component contributing to the decrease in loss from year to year was an decrease in research & development as well as a decrease in consulting services.

Revenues

During the three month period ending December 31, 2003, the Company’s revenues from operations $29,549 compared to $29,780 for the same period ended December 31, 2002.

During the nine month period ending December 31, 2003, the Company’s revenues from operations $49,349 compared to $35,648 for the same period ended December 31, 2002.

Revenues are principally from services and commissions from providing marketing plans, services related to the internet marketing arena and sales from health related products . Revenues from marketing and internet related activity are recognized when the services are completed.  Sales from health related products are recognized when the product is shipped.

Operating Expenses

During the three months ended December 31, 2003, the company incurred $37,966 in operating expenses from operations as compared to $38,551 in the same period in 2002.

During the nine months ended December 31, 2003, the company incurred $47,108 in operating expenses from operations as compared to $196,995 in the same period in 2002. This decrease was primarily due to minimal operating expenses in the current year due to decreased operations.

Material changes in financial condition, liquidity and capital resources

At December 31, 2003, the Company had $1,141 in cash and cash equivalents.  The Company had a negative working capital of approximately $817,674 at December 31, 2003.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company’s cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow.  The company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

December 31, 2003

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003 (the “Evaluation”).  Based on this evaluation, the Company’s chief executive officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rule and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

December 31, 2003

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

December 31, 2003

SIGNATURES

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date:  February 17, 2004

By: /s/ Richard J. Verdiramo

------------------------------------------------------

Richard J. Verdiramo, President and CEO

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.