Form 10KSB
period 2004-03-31
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2004-07-14
CIK 1060910

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2005 Estimated average burden hours per response: 294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2004

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

Common Stock, $.001 par value.

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    No [  ]

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State Registrant's revenues for its most recent fiscal year: $54,312

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2004: $1,736,827

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant’s sole class of Common Stock as of June 30, 2004 was 13,360,211.

SEC 2337 (12-03)

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

(This space left intentionally blank.)

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

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

FINANCIAL STATEMENTS

11

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

26

ITEM 8A

CONTROLS AND PROCEDURES

26

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

26

ITEM 10.

EXECUTIVE COMPENSATION

27

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

28

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

28

PART IV

ITEM 13.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

ON FORM 8-K

28

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

28

SIGNATURES

29

CERTIFICATIONS

30

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

PART I

Item 1. Description of Business

Background

The Company was incorporated in the State of New Jersey on March 4, 1994.  On June 13, 1995, the New Jersey corporation migrated to Delaware via a merger with a Delaware corporation formed for that purpose. There are 5,000,000 shares of preferred stock authorized of which none are presently issued and outstanding and there are 25,000,000 shares of common stock authorized of which 13,360,211 were issued and outstanding as of June 30, 2004.

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

The Company owns the rights to a patent-pending Security System that utilizes a tag based monitoring system and sophisticated logistical tracking hardware and software, to provide a high level of security at airports, hospitals, stadiums and corporate campuses. Global P.O.M.™ stands for “Global ‘Peace Of Mind’.” The Global P.O.M.™ system monitors people, luggage, carry-ons, packages and equipment throughout any covered location. In the case of an airport, the monitoring function carries forward through the boarding process, the airplane and connecting flights to the destination airport.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

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

Healthcare

In the Health & Wellness market, consumers spend over 184 billion dollars for weight loss and nutritional products each year and over 2 billion dollars for Contact Lens Replacements and Eye Care products.  IMNI’s subsidiary, Best Health, Inc., has developed and will manufacture and market Health and Wellness related consumer products in niche markets serving the largest single market demographic in the U.S. – the “Baby Boomer” generation. This demographic focuses on eye care, weight maintenance and the management of symptoms associated with perimenopause. Best Health, offers unique products that address each of these issues.

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

The Company formed SoySlim Corp., to acquire the rights to the SoySlim™ product line which brings to the consumer a multitude of health benefits beyond weight maintenance. Soy based products specifically have the added benefit of enabling women to manage the myriad of symptoms associated with Perimenopause and PMS. It effectively addresses the underserved market of more than 80 million women between the ages of 20-60 in the US alone. SoySlim™ additionally addresses the needs of the more than 50% of Americans that are Lactose Intolerant as well as those of the general population of men and women who desire to reduce and control their weight while maintaining a more healthful and active lifestyle. Further information on SoySlim™ is available at www.soyslim.com.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

Security

The Company owns the rights to a patent-pending Security System that utilizes a tag based monitoring system and sophisticated logistical tracking hardware and software, to provide a high level of security at airports, hospitals, stadiums and corporate campuses. The tag is non-user serviceable and alerts security should it be tampered with. Global P.O.M.™ stands for “Global ‘Peace Of Mind’.” The Global P.O.M.™ system monitors people, luggage, carry-ons, packages and equipment throughout any covered location. In the case of an airport, the monitoring function carries forward through the boarding process, the airplane and connecting flights to the destination airport.

The agencies of the Office of Homeland Security and the Transportation Security Administration are actively seeking tomorrow’s security solutions such as IMNI’s patent-pending Global P.O.M.™ security system. Global P.O.M.™ utilizes an ensemble of technologies and couples them with its tamper-proof tag that is affixed to all persons and their respective property or equipment as they populate and migrate through the secured area regardless of the vastness of the area. It is a system consisting of multiple layers of technologies seamed together through hardware and software interfaces creating a pervasive, yet non-invasive monitoring web.

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

Revenue

The Company's revenue comes from the wholesale and retail sale of its own products and the sale of marketing services to various clients. Since most of the Company’s energies are presently focused on developing its own consumer products, revenue for the current period is minimal.

In the twelve month period ended March 31, 2004, revenue from the Company’s marketing business accounted for $54,312 (or 100% of revenues) and the Company’s health and wellness products accounted for $0 (or 0% of revenues). While in the twelve month period ended March 31, 2003, revenue from the Company’s marketing business accounted for $35,445 (or 90% of revenues) and the sale of the Company’s health and wellness products accounted for $3,817 (or 10% of revenues).

Employees

As of March 31, 2004, the Company had 2 employees of which 2 are in Management. The Company utilizes the services of independent contractors and subcontracts employees for support functions. The Company believes that its labor relations are good. No employee is represented by a labor union.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

Item 2. Description of Property

The Company's principal executive offices are located at 3163 Kennedy Boulevard, Jersey City, New Jersey 07306 in 1,000 square feet of office space on a month to month basis. Verdiramo & Verdiramo, P.A., a law firm operated by the Company's former president, who is also the father of the current president and the other partner of this firm is Vincent S. Verdiramo, the son of Vincent L. Verdiramo and the brother of the Company's current president, Richard J. Verdiramo. Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount of $1,200 has been reflected in the financial statements as rent expense, which is offset to Paid in Capital in the same amount for the fiscal years ended March 31, 2002 and 2002.

The Company believes that its property is adequate for its present needs and that suitable space will be available to accommodate its future needs.

Item 3. Legal Proceedings

The Company is involved in no legal proceedings.

The Company has settled a lawsuit brought by Pompano Motor Co, the landlord of the Company’s discontinued subsidiary AutoSmartUSA in the 17th Circuit Judicial Circuit in Broward County Florida. This suit was settled for $27,079.19 plus prejudgment interest.

The Company has settled a lawsuit brought by Wachovia Bank, in the Superior Court of New Jersey, Law Division, Burlington County against the Company and Vincent L. Verdiramo, the Company's former president. This suit was settled for $25,000 plus prejudgment interest.

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

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the Over the Counter Bulletin Board under the symbol "IMNI".

The following bid quotations have been reported for the period beginning March 31, 2001 and ending June 30, 2003.

   HIGH

    LOW

QUARTER ENDED

     BID

     BID

------------------------------

------------

------------

March 31, 2002

$     0.46

$     0.01

June 30, 2002

$     0.36

$     0.14

September 30, 2002

$     0.25

$     0.11

December 31, 2002

$     0.26

$     0.06

March 31, 2003

$     0.14

$     0.06

June 30, 2003

$     0.25

$     0.06

September 30, 2003

$     0.22

$     0.11

December 31, 2003

$     0.17

$     0.08

March 31, 2004

$     0.11

$     0.035

June 30, 2004

$     0.18

$     0.035

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

As of June 30, 2004, there were 136 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

As of June 30, 2003, there were 13,360,211 shares of Common Stock issued. Of those shares 6,796,211 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering.

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

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

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

In April 2002, the Company issued 50,000 shares of common stock, under Section 4(2) of the Act, for settlement of marketing consulting services in the amount of $11,000.

In July 2002, the Company issued 442,115 shares of common stock, under Section 4(2) of the Act, for the acquisitions of the LensComfort™ brand name, the SoySlim™ product line, and the rights to the Global P.O.M.™ Security System. Also under Section 4(2) the Company issued 260,000 shares of common stock for product development consulting services in the amount of $100,000.

In October 2002, the Company issued 203,132 shares of common stock, under Section 4(2) of the Act, for marketing, manufacturing and product development, consulting and legal services in the amount of $37,313.

In July 2003, the Company issued 360,000 shares of common stock, under Section 4(2) of the Act, for the marketing, manufacturing and product development, consulting and legal services in the amount of $20,000.

In February 2004, the Company issued 860,000 shares of common stock, under Section 4(2) of the Act, for marketing, manufacturing and product development, consulting and legal services in the amount of $51,000. Additionally, under the provisions of the option agreement between the Company and Marion Verdiramo, the Company cancelled the options and reissued the shares of common stock that were originally surrendered by Ms. Verdiramo in favor of the options.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

Item 6.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Results of Operations

Twelve months ended March 31, 2004 and 2003

During the twelve month period ending March 31, 2004, the Company incurred a loss of $ 57,065 compared to a loss of $274,242 for the same period ended March 31, 2003.  The main component contributing to the rise in revenues was an increase in fees for marketing services preformed for clients.

Revenues

During the twelve month period ending March 31, 2004, the Company’s revenues from continuing operations $54,312 compared to $39,262 for the same period ended March 31, 2003.  Revenues are principally from services and commissions from providing marketing plans, services related to marketing services and sales from health related products. Revenues from marketing activity are recognized when the services are performed.  Sales from health related products are recognized when the product is shipped.

Operating Expenses

During the twelve months ended March 31, 2004, the Company incurred $ 104,135 in operating expenses from continued operations as compared to $302,495 in the same period in 2003. The decrease from year to year was a decrease in Selling, General and Administrative expenses and the having been a one time write-down of the inventory of an acquired subsidiary in fiscal 2003.

Material changes in financial condition, liquidity and capital resources

At March 31, 2004, the Company had $536 in cash and cash equivalents compared to $333 for the same period in 2003.  The Company had a negative working capital of approximately $819,785 at March 31, 2004 compared to a negative $846,032 for the same period in 2003.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company’s cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow.  The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

Item 7.  Financial Statements.

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Interactive Multimedia Network, Inc.

Jersey City, New Jersey

We have audited the accompanying consolidated balance sheet of Interactive Multimedia Network, Inc. and subsidiaries as of March 31, 2004, and the related consolidated statements of income, shareholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Multimedia Network, Inc. and subsidiaries as of March 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

The financial statements of Interactive Multimedia Network, Inc. and subsidiaries as of March 31, 2003, were audited by other auditors whose report dated July 13, 2003 expressed an unqualified opinion on those statements.

Dischino & Associates, P.C.

Fairfield, New Jersey

July 13, 2004

-

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Interactive Multimedia Network, Inc.

I have audited the accompanying consolidated balance sheet of Interactive Multimedia Network, Inc. and subsidiaries as of March 31, 2003 and the related consolidated statements of income, shareholders’ equity (deficiency) and cash flows for the year ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated  financial position of Interactive Multimedia Network, Inc. and subsidiaries as of March 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mark Cohen

Mark Cohen C.P.A.

A Sole Proprietor Firm

Hollywood, Florida

July 13, 2003

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004 AND MARCH 31, 2003

ASSETS

	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$536	$333
Accounts receivable - net	20,422	936
TOTAL CURRENT ASSETS	20,958	1,269

OTHER ASSETS
Minority interest	1,747	1,747
Property and equipment, net	38,353	39,021
TOTAL OTHER ASSETS	40,100	40,768

TOTAL ASSETS	$61,058	$42,037

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$820,321	$847,301
TOTAL CURRENT LIABILITIES	820,321	847,301

OTHER LIABILITIES
Other liabilities (principally related parties)	126,387	96,841
TOTAL OTHER LIABILITIES	126,387	96,841

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $.001 par value, 25,000,000 shares	13,070	9,850
authorized, 13,070,211 issued and outstanding
in 2004 and 9,850,211 in 2003
Common stock options, none issued and outstanding	-	330,000
in 2004 and 2,000,000 in 2003
Paid-in-capital	2,943,569	2,543,269
Accumulated deficit	(3,842,289)	(3,785,224)
TOTAL SHAREHOLDERS' DEFICIT	(885,650)	(902,105)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$61,058	$42,037

See independent auditors' report and notes to financial statements

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003

REVENUE	$54,312	$39,262

COST OF GOODS SOLD	94	6,609

INCOME BEFORE SELLING, GENERAL AND	54,218	32,653
ADMINISTRATIVE EXPENSES

OPERATING EXPENSES
Marketing	1,000	8,911
Consulting services	50,000	79,813
Rent	1,200	1,200
Loss on write down of acquired subsidiary inventory	-	60,597
Selling, general and administrative expenses	51,935	151,973
TOTAL OPERATING EXPENSES	104,135	302,494

INCOME (LOSS) FROM OPERATIONS	(49,917)	(269,841)

OTHER INCOME (EXPENSE)
Interest expense	(7,148)	(6,148)

TOTAL OTHER INCOME (EXPENSE)	(7,148)	(6,148)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(57,065)	(275,989)

MINORITY INTEREST IN SUBSIDIARY	-	1,747

NET INCOME (LOSS)	$(57,065)	$(274,242)

EARNINGS (LOSS) PER SHARE:
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	10,494,595	9,531,710
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.005)	$(0.030)

See independent auditors' report and notes to financial statements

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
								Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Options	Deficit	Equity/(Deficit)
Balance, beginning April 01, 2002	-	$-	8,894,964	$8,895	$2,324,764	$330,000	$(3,510,982)	$(847,323)
Issuance of common stock for services	-	-	453,132	453	81,860	-	-	82,313
Issuance of common stock for research and	-	-	60,000	60	59,940	-	-	60,000
development costs
Issuance of common stock for product costs	-	-	92,115	92	60,505	-	-	60,597
Issuance of common stock for acquisitions	-	-	350,000	350	15,000	-	-	15,350
Record non cash rent expense applied against	-	-	-	-	1,200	-	-	1,200
paid in capital
Net loss twelve months ended March 31, 2003	-	-	-	-	-	-	(274,242)	(274,242)
Balance, ending March 31, 2003	-	-	9,850,211	9,850	2,543,269	330,000	(3,785,224)	(902,105)
Issuance of common stock for services	-	-	1,220,000	1,220	71,100	-	-	72,320
Issuance of common stock for research and	-	-	-	-	-	-	-	-
development costs
Issuance of common stock for product costs	-	-	-	-	-	-	-	-
Issuance of common stock for stock options	-	-	2,000,000	2,000	328,000	(330,000)	-	-
Record non cash rent expense applied against
paid in capital	-	-	-	-	1,200	-	-	1,200
Net income twelve months ended March 31, 2004	-	-	-	-	-	-	(57,065)	(57,065)
Balance, ending March 31, 2004	-	$-	13,070,211	$13,070	$2,943,569	$-	$(3,842,289)	$(885,650)

See independent auditors' report and notes to financial statements

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(57,065)	$(274,242)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	669	7,759
Issuance of stock for services	72,320	82,313
Issuance of stock for research and development costs	-	60,000
Issuance of stock for product costs	-	60,597
Write off acquistion costs of subsidiaries	-	350
		-
Accrued interest - shareholders loan	7,148	6,148
Office rent applied to paid in capital	1,200	1,200
Changes in operating assets and liabilities:
Accounts receivable	(19,486)	(136)
Inventory	-	-
Other current assets	-	-
Other assets	-	-
Accounts payable and accrued liabilities	(26,980)	25,362
NET CASH USED IN OPERATING ACTIVITIES	(22,194)	(30,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Minority interest paid in capital from subsidiary acquisition (net)	-	13,253
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	13,253

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	22,397	15,785
NET CASH PROVIDED BY FINANCING ACTIVITES	22,397	15,785

NET INCREASE (DECREASE) IN CASH	203	(1,611)

CASH, BEGINNING OF PERIOD	333	1,944
CASH, END OF PERIOD	$536	$333

SUPPLEMENTAL INFORMATION:
Issuance of shares in settlement of liabilities	10,000	-
Issuance of shares in payment of services	1,210,000	-

See independent auditors' report and notes to financial statements

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Interactive Multimedia Network, Inc. (the “Company”) was organized in the State of New Jersey on March 04, 1994 and reincorporated in the State of Delaware on June 13, 1995.  The Company’s primary business activity is developing and marketing consumer products, including health and wellness products and ocular health products.

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

Property and Equipment

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expense was approximately $1,000 and $8,911 for fiscal year 2004 and 2003 respectively.

Earnings (Loss) Per Share of Common Stock

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

The Statement of Financial Accounting Standards Board (SFAS) No. 143, “Accounting for Asset Retirement Obligation,” was issued by the Financial Accounting Standards Board (FASB) in August 2001.  This Statement requires companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter.  The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value.  The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

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

NOTE 3 – DETAILS OF FINANCIAL STATEMENT COMPONENTS

             March 31,

Property and Equipment:

     2004

    2003

Furniture and Fixtures

$     4,770

$      4,770

Equipment

       5,137

          5,136

Computer Equipment

     24,568

        24,568

Software

       1,626

          1,626

Website

     53,250

        53,250

     89,351

        89,350

Less:  Accumulated depreciation and amortization

     50,998

        50,329

Property and equipment, net

$   38,353

$     39,021

NOTE 4 – COMMITMENTS AND CONTIGENCIES

Legal Proceedings

In September 2002, the Company’s wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing, Inc. ceased operations.  Due to unpaid obligations to vendors, AutoSmart USA, Inc. is currently a party to several lawsuits in which the total amount being requested for recovery from AutoSmart USA, Inc. is approximately $280,332.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company reported a net loss of $57,065 and $274,242 for the years ended March 31, 2004 and 2003 respectively. Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead.  Management has continued

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – GOING CONCERN (continued):

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

     2002

Net Sales

 1,350,673

Income before income taxes

  (692,373)

Provision for income taxes

         -

Income from discontinued operations

  (692,373)

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has been involved in periodic transactions, whereby money has been advanced to the former President of the Company and the former President of the Company has advanced money to the Company.  As of March 31, 2004 the Company was obligated to the former President for a total of $9,970.

Legal services to Interactive Multimedia Network, Inc. have been performed by Verdiramo & Verdiramo, P.A.  This professional association is owned by Vincent L. Verdiramo, the former President of Interactive Multimedia Network, Inc. and his son Vincent S. Verdiramo. The cost of legal services billed to the Company for the year ended March 31, 2004 was $18,426 and $18,100 for the year ended March 31, 2003.

Verdiramo & Verdiramo, P.A. is providing limited use of office space to Interactive Multimedia Network, Inc.  Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount has been reflected in the financial statements as rent expense with an offset to Paid in Capital in the amount of $1,200 for the fiscal year ended March 31, 2004 and $1,200 for the fiscal year ended March 31, 2003.

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 7 – RELATED PARTY TRANSACTIONS (continued):

The Company has received loans and advances from stockholders during the year. These transactions are in the form of unsecured demand loans bearing interest of 4% to 8% per annum.  The balance due at March 31, 2004 is $126,387 which includes approximately $24,219 accrued interest on these loans.

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

In February 2004 the stock options were retired and the shares originally issued to Marion Verdiramo were re-issued to her.  The terms of the original option allowed for this re-issuance if the market price of the Company’s stock stayed at or below the option price for 60 consecutive days. This occurred during the last quarter of 2003 and the first quarter of 2004.

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 – BUSINESS SEGMENT INFORMATION

The Company’s segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Segments were determined based on products and services provided by each segment.  Accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Performance of the segments is evaluated on operating income (loss) before taxes, interest income or expense and other income or (loss).  The Company has elected to organize its businesses based principally upon products and services.   Interactive Multimedia Network, Inc. has two reportable segments:  Marketing, including services related to the Internet marketing arena and sales or commissions from the sale or lease of vehicles.

For year ended March 31, 2004

   Marketing

 Health      Corporate  Consolidated

     Services

Products    and Other        Total

Net sales to external customers

 $  54,312

$          -

$       -

$  54,312

Segment operating profit (loss)

    (49,917)

            -

    (7,148)

  (57,065)

Segment assets

     59,071

         239

            -

   59,310

Depreciation and amortization

          669

             -

            -

        669

Capital Additions

            -

            -

            -

            -

Interest Income

            -

            -

            -

            -

Interest Expense

            -

            -

      7,148

      7,148

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

            -

       6,148

        6,148

The Company’s operations by geographic area are as follows:

Net sales to external customers

        For years ended March 31,

                     2004

       2003

U.S. – continued operations

$      54,312

 $      39,262

U.S. – discontinued operations

           -

                 -

Other

           -

                 -

$      54,312

 $        39,262

Long-lived assets

         For years ended March 31,

        2004

        2003

U.S.

$      38,352

$      39,021

Other

          -

           -

$      38,352

$      39,021

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company filed an 8-K on June 30, 2004 accepting the resignation of its then auditor Mark Cohen, CPA and appointing a new auditor Michael Albanese, CPA.  There were no disagreements between the Company and Mr. Cohen on accounting or financial disclosure.

The Company filed an 8-K on July 14, 2004 accepting the resignation Michael Albanese, CPA and appointing a new auditor Dischino & Associates, P.C.  There were no disagreements between the Company and Mr. Albanese on accounting or financial disclosure.

Item 8a.  Controls And Procedures

The Registrant’s President and Principal Accounting Officer have evaluated the Registrant’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant’s President and principal Accounting Officer concluded that the Registrant’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

Name

Age

Position

--------------------------------------------------------------------------------------------------------------------

Richard J. Verdiramo

40

Director, President, CEO

Robert Gilbert

60

Director, Vice-President, COO

BIOGRAPHIES

RICHARD J. VERDIRAMO is the President and CEO of the Company. Mr. Verdiramo has extensive experience in the management of brand development and the marketing of consumer products. From 1988 through 1996, Mr. Verdiramo operated a management and marketing consultancy that focused on the development of marketing strategies for consumer products. Mr. Verdiramo graduated from Providence College.

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

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

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

ANNUAL COMPENSATION

LONG TERM COMPENSATION

---------------------------------------------------------------------------------

-----------------------------------------------

Name and

Other

Restricted

Principal

Annual  Stock

Position

Year

Salary ($)

Bonus ($)

Comp. ($)

Awards (1)($)

----------------------------------------------------------------------------------------------------------------------------------------

Richard J.

2004

$   -0-

  -0-

  -0-

20,000

Verdiramo

2003

$   -0-

  -0-

  -0-

   -0-

President

2002

$   -0-

  -0-

  -0-

   -0-

Robert G.

2004

$    -0-

  -0-

  -0-

15,000

Gilbert

2003

$    -0-

  -0-

  -0-

15,000

COO, VP (2)

2002

$    -0-

  -0-

  -0-

   -0-

------------------------

(1)

In July 2003 the Board of Directors issued shares under Section 4(2) of the Securities Act to Mr. Gilbert for services rendered to the Company during the fiscal year ended March 31, 2003, this award of was valued at 415,000. In February 2004 the Board of Directors issued shares under Section 4(2) of the Securities Act to Messrs. Verdiramo and Gilbert for services rendered to the Company during the fiscal year ended March 31, 2004, this award of was valued at $20,000 and $15,000, respectively.

(2)

Robert G. Gilbert joined the Company in February 2002 and serves as the COO.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the directors and executive officers of the  Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of March 31, 2004.  Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Title

Name and Address

Amount and Nature

Percent

of Class

of Beneficial Owner

of Beneficial Ownership

of Class

--------------------------------------------------------------------------------------------------------------------------------

Common

Richard J. Verdiramo (1)

1,000,000

  7.48%

3163 Kennedy Boulevard

Jersey City, New Jersey 07306

Common

Robert J. Gilbert

  600,000

  4.49%

3163 Kennedy Boulevard

Jersey City, New Jersey 07306

Common

Marion H. Verdiramo (2)

3,400,930

24.46%

3163 Kennedy Boulevard

Jersey City, New Jersey 07306

Common

All Officers and Directors

as a Group- Two People

1,600,000

11.98%

----------------------

(1)   President and son of Marion H. Verdiramo

(2)   Mother of Richard J. Verdiramo

Item 12. Certain Relationships and Related Transactions

The Company utilizes office space that is provided to it rent free by the law firm of Verdiramo & Verdiramo, P.A., which is owned and operated by Vincent L. Verdiramo, and Vincent S. Verdiramo. Messrs. Verdiramo are the father and brother of the current President, Richard J. Verdiramo. Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount of has been reflected in the financial statements as rent expense with is offset to Paid in Capital in the amount of $1,200 for the Fiscal Year Ended March 31, 2004.

PART III

Item 13. Exhibits, List and Reports on Form 8-K

(A)   Exhibits required by Item 601

(3)(i)  Articles of Incorporation, Filed with 10SB12G, August 24, 1999

(3)(ii)  Bylaws, Filed with 10SB12G, August 24, 1999

Exhibit 99.1 - CEO Certification Accompanying Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(B)   REPORTS ON FORM 8-K:

The Company filed two reports on Form 8-K during the fiscal year ended March 31, 2004.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountant’s independence. All of the services provided and fees charged by the authorized independent public accountants during the fiscal years represented in this report were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-KSB for 2004 and 2003 were $11,000 and $10,000 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The Company incurred no fees for taxes during the last two fiscal years.

All Other Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2004

SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date: July 14, 2004

By:  /s/ Richard J. Verdiramo

---------------------------------

Richard J. Verdiramo, Chairman

30