Form 10QSB
period 2004-06-30
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2004-08-13
CIK 1060910

OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2004

or

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

As of June 30, 2004 the number of the Company's shares of par value $.001 common stock outstanding was 13,070,211.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

June 30, 2003

INDEX

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and	15
Results of Operations

Item 3. Controls and Procedures	15

Part II – Other Information

Item 1. Legal Proceedings	16

Item 2. Changes in Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	(a)

Item 4. Submission of Matters to a Vote of Security Holders	(a)

Item 5. Other Information	(a)

Item 6. Exhibits and Reports on Form 8-K	16

Signature Page	17

Index to Exhibits	18

(a) There are no issues requiring disclosure for these items and they have therefore been omitted

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

June 30, 2004

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 AND 2003

ASSETS
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$467	$354
Accounts receivable - net	19,410	105
TOTAL CURRENT ASSETS	19,877	459

OTHER ASSETS
Property and equipment, net	37,418	37,983
TOTAL OTHER ASSETS	37,418	37,983
TOTAL ASSETS	$57,295	$38,442

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$145,968	$853,117
TOTAL CURRENT LIABILITIES	145,968	853,117

OTHER LIABILITIES
Other liabilities (principally related parties)	138,619	96,841
TOTAL OTHER LIABILITIES	138,619	96,841

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $.001 par value, 25,000,000 shares	13,070	9,850
authorized, 13,070,211 issued and outstanding
in 2004 and 9,850,211 in 2003
Common stock options, none issued and outstanding	-	330,000
in 2004 and 2,000,000 in 2003
Paid-in-capital	2,943,869	2,543,569
Accumulated deficit	(3,184,232)	(3,794,935)
TOTAL SHAREHOLDERS' DEFICIT	(227,292)	(911,516)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$57,295	$38,442

See independent auditors' report and notes to financial statements

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
REVENUE	$1,052	$260

COST OF REVENUE	-	72

INCOME BEFORE SELLING, GENERAL AND	1,052	188
ADMINISTRATIVE EXPENSES

OPERATING EXPENSES
Marketing	-	-
Consulting services	-	-
Rent	300	-
Loss on write down of acquired subsidiary inventory	-	300
Selling, general and administrative expenses	2,084	6,199
TOTAL OPERATING EXPENSES	2,384	6,499

INCOME (LOSS) FROM OPERATIONS	(1,332)	(6,311)

OTHER INCOME (EXPENSE)
Gain on Reduction of debt of discontinued subsidiary	882,812
Interest expense	(2,262)	(1,653)
TOTAL OTHER INCOME (EXPENSE)	880,550	(1,653)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued subsidiary	(221,160)	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST	658,057	(7,964)

MINORITY INTEREST IN SUBSIDIARY	-	1,747

NET INCOME (LOSS)	$658,057	$(6,217)

EARNINGS (LOSS) PER SHARE:
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	10,494,595	9,850,211

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.063	$(0.001)

See independent auditors' report and notes to financial statements

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$658,057	$(6,217)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	935	1,037
Issuance of stock for services	-	-
Issuance of stock for research and development costs	-	-
Issuance of stock for product costs	-	-
Write off acquistion costs of subsidiaries	-	-
Accrued interest - shareholders loan	2,262	1,653
Office rent applied to paid in capital	300	300
Changes in operating assets and liabilities:
Accounts receivable	(19,305)	831
Inventory	-	-
Other current assets	-	-
Other assets	-	-
Accounts payable and accrued liabilities	(754,872)	4,163
NET CASH USED IN OPERATING ACTIVITIES	(112,622)	1,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Minority interest paid in capital from subsidiary acquisition (net)	-	(1,747)
Issuance of common stock	3,220	-
Additional paid-in-capital	70,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	73,220	(1,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	39,516	-
NET CASH PROVIDED BY FINANCING ACTIVITES	39,516	-

NET INCREASE (DECREASE) IN CASH	114	20

CASH, BEGINNING OF PERIOD	353	333

CASH, END OF PERIOD	$467	$353

SUPPLEMENTAL INFORMATION:
Issuance of shares in settlement of liabilities	-	-
Issuance of shares in payment of services	-	-

See independent auditors' report and notes to financial statements

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

JUNE 30, 2004

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

JUNE 30, 2004

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

Advertising

The Company expenses advertising costs as incurred.  There was no advertising expense for the three months ended June 30, 2004 and 2003.

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

JUNE 30, 2004

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

JUNE 30, 2004

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

NOTE 3 – DETAILS OF FINANCIAL STATEMENT COMPONENTS

June30,

Property and Equipment:

2004

2003

Furniture and Fixtures

$4,770

$4,770

Equipment

5,136

5,136

Computer Equipment.

24,568

24,568

Software

1,626

1,626

Website

53,250

53,250

89,350

89,350

Less: Accumulated depreciation and amortization.

51,932

51,367

Property and equipment, net........

$37,418

$37,983

NOTE 4 – COMMITMENTS AND CONTIGENCIES

Legal Proceedings

In September 2002, the Company’s wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing, Inc. ceased operations.  Due to unpaid obligations to vendors, AutoSmart USA, Inc. was a party to several lawsuits.  Recently the Company has settled these lawsuits and has been found to be not liable for any debts of AutoSmart USA, Inc. and the lawsuits related thereto.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company reported net income of $658,057 and a net loss of $6,217 for the three months ended June 30, 2004 and 2003 respectively. Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 5 – GOING CONCERN (continued):

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

     2002

     2004__

Net Sales

 1,350,673

         -

Loss before income taxes

  (692,373)

(221,160)

Provision for income taxes

         -

           -

Loss from discontinued operations

  (692,373)

(221,160)

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has been involved in periodic transactions, whereby money has been advanced to the former President of the Company and the former President of the Company has advanced money to the Company.  As of June 30, 2004 the Company was obligated to the former President for a total of $7,553.

Legal services to Interactive Multimedia Network, Inc. have been performed by Verdiramo & Verdiramo, P.A.  This professional association is owned by Vincent L. Verdiramo, the former President of Interactive Multimedia Network, Inc. and his son Vincent S. Verdiramo. The cost of legal services billed to the Company for the three months ended June 30, 2004 and 2003 were zero.

Verdiramo & Verdiramo, P.A. is providing limited use of office space to Interactive Multimedia Network, Inc.  Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount has been reflected in the financial statements as rent expense with an offset to Paid in Capital in the amount of $300 for the three months ended June 30, 2004 and $300 for the three months ended June 30, 2003.

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

 NOTE 7 – RELATED PARTY TRANSACTIONS (continued):

The Company has received loans and advances from stockholders during the year. These transactions are in the form of unsecured demand loans bearing interest of 4% to 8% per annum.  The balance due at June 30, 2004 is $138,619 which includes approximately $26,602 accrued interest on these loans.

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

JUNE 30, 2004

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

For the three months ended June 30, 2004

   Marketing

 Health      Corporate  Consolidated

     Services

Products    and Other        Total

Net sales to external customers

 $    1,052       $         -        $        -              $    1,052

Segment operating profit (loss)

  (655,795)                -             (2,262)          (658,057)

Segment assets

     58,803               239               -                    59,042

Depreciation and amortization

          935                   -               -                         935

Capital Additions

            -                     -                -                           -

Interest Income

            -                     -                 -                           -

Interest Expense

            -                     -              2,262                 2,262

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 11 – BUSINESS SEGMENT INFORMATION (continued):

For the three months ended June 30, 2003

Marketing and

Internet related

Health       Corporate  Consolidated

     Services

Products    and Other        Total

Net sales to external customers

 $       260       $          -       $     -              $        260

Segment operating profit (loss)

          188                   -            (8,152)            (7,964)

Segment assets

     38,203               239              -                   38,442

Depreciation and amortization

       1,037                   -               -                     1,037

Capital Additions

            -                      -               -                       -

Interest Income

            -                    -                 -                       -

Interest Expense

            -                      -            1,653              1,653

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

June 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three months ended June 30, 2004 and 2003

During the three month period ending June 30, 2003, the Company incurred a loss from operations of $1,322 compared to a loss of $6,311 for the same period ended June 30, 2002.  The main component contributing to the decrease in loss from year to year was a decrease in Selling, General and Administrative expenses in the current year.

Additionally, the Company recognized two extraordinary items in this period related to the discontinued operations of its AutoSmart subsidiaries.  The Company recognized as Other Income a Gain on Reduction of debt of these discontinued subsidiaries in the amount of $882,812. The Company also recognized a loss from these discontinued subsidiaries of $221,160. These two extraordinary items had the net effect of the Company recognizing a Net Income of $658,057.

Revenues

During the three month period ending June 30, 2004, the Company’s revenues from operations $1,052 compared to $260 for the same period ended June 30, 2003.  Revenues are principally from the provision of marketing services. Revenues from marketing services are recognized when the services are completed.  Sales from health related products are recognized when the product is shipped.

Operating Expenses

During the three months ended June 30, 2004, the company incurred $2,384 in operating expenses from operations as compared to $6,499 in the same period in 2003. This decrease was primarily due to minimal operating expenses in the current year due to decreased operations.

Material changes in financial condition, liquidity and capital resources

At June 30, 2004, the Company had $ 467 in cash and cash equivalents.  The Company had a negative working capital of approximately $126,091 at June 30, 2004.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company’s cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow.  The company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004 (the “Evaluation”).  Based on this evaluation, the Company’s chief executive officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rule and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

June 30, 2004

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

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8K. – The company filed two reports on Form 8K during the period covered by this report, regarding a change of accountants.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

June 30, 2004

SIGNATURES

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date:  August 12, 2004

By: /s/ Richard J. Verdiramo

------------------------------------------------------

Richard J. Verdiramo, President and CEO

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.