Form 10QSB
period 2004-09-30
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2004-11-15
CIK 1060910

      OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-QSB

(Mark One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934    For  the  quarterly  period  ended  September  30,  2004

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

As of September 30, 2004 the number of the Company's shares of par value $.001 common stock outstanding was 13,070,211.

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

September 30, 2004

Part  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30,

ASSETS
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$839	$976
Accounts receivable - net	15,484	17,440
TOTAL CURRENT ASSETS	16,323	18,416

OTHER ASSETS
Property and equipment, net	37,059	37,050
TOTAL OTHER ASSETS	37,059	37,050

TOTAL ASSETS	$53,382	$55,466

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$145,824	$836,290
TOTAL CURRENT LIABILITIES	145,824	836,290

OTHER LIABILITIES
Other liabilities (principally related parties)	142,481	115,147
TOTAL OTHER LIABILITIES	142,481	115,147

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $.001 par value, 25,000,000 shares	13,220	9,850
authorized, 13,220,211 issued and outstanding
in 2004 and 10,210,211 in 2003
Common stock options, none issued and outstanding	-	330,000
in 2004 and 2,000,000 in 2003
Paid-in-capital	2,954,019	2,543,869
Accumulated deficit	(3,202,164)	(3,779,691)
TOTAL SHAREHOLDERS' DEFICIT	(234,924)	(895,971)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$53,382	$55,466

See independent auditors' report and notes to financial statements.

INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
REVENUE	$-	$19,540	$1,052	$19,800
COST OF REVENUE	-	-	-	72
INCOME BEFORE SELLING, GENERAL AND	-	19,540	1,052	19,728
ADMINISTRATIVE EXPENSES

OPERATING EXPENSES
Marketing	-	-	-	-
Consulting services	-	-	0	-
Rent	300	300	600	600
Selling, general and administrative expenses	15,369	2,343	17,453	8,541
TOTAL OPERATING EXPENSES	15,669	2,643	18,053	9,141
INCOME (LOSS) FROM OPERATIONS	(15,669)	16,897	(17,001)	10,587

OTHER INCOME (EXPENSE)
Gain on Reduction of debt of discontinued subsidiary	-	-	882,812
Interest expense	(2,262)	(1,653)	(4,525)	(3,306)
TOTAL OTHER INCOME (EXPENSE)	(2,262)	(1,653)	878,287	(3,306)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued subsidiary	0	0	(221,160)	-
NET INCOME (LOSS) BEFORE MINORITY INTEREST	(17,932)	15,244	640,125	7,281
MINORITY INTEREST IN SUBSIDIARY	-	-	-	1,747
NET INCOME (LOSS)	$(17,932)	$15,244	$640,125	$9,028

EARNINGS (LOSS) PER SHARE:
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	13,198,782	10,202,299	13,134,497	10,026,255
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.001)	$0.001	$0.049	$0.001

See independent auditors' report and notes to financial statements.

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$640,125	$9,027
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	3,442	1,971
		0
Accrued interest - shareholders loan	4,525	3,306
Office rent applied to paid in capital	600	600
Changes in operating assets and liabilities:
Accounts receivable	4,938	(16,504)
Inventory	-	-
Other current assets	-	-
Accounts payable and accrued liabilities	(664,525)	(11,010)
NET CASH USED IN OPERATING ACTIVITIES	(10,894)	(12,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(2,150)	-
Minority interest paid in capital from subsidiary acquisition (net)	1,747	(1,747)
Issuance of common stock	150	-
Additional paid-in-capital	9,850	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,597	(1,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	1,600	15,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,600	15,000

NET INCREASE IN CASH	303	643

CASH, BEGINNING OF PERIOD	536	333

CASH, END OF PERIOD	$839	$976

SUPPLEMENTAL INFORMATION:
Issuance of shares in settlement of liabilities	-	-
Issuance of shares in payment of services	-	-

See independent auditors' report and notes to financial statements.

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

SEPTEMBER  30,  2004

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

During fiscal year 2003, the Company formed Best Health, Inc., a health product developer and distributor in the development stage.  The Company also acquired 90 percent of the outstanding shares of SoySlim Corp., another health product distributor in the development stage.   The Company also acquired the rights to a patent-pending security system known as Global P.O.M. ™

Interactive Multimedia Network, Inc. prepares its financial statements in accordance with generally accepted accounting principles.  This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

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

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

SEPTEMBER  30,  2004

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

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

SEPTEMBER  30,  2004

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

Advertising

The Company expenses advertising costs as incurred.  There was no advertising expense for the six months ended September 30, 2004 and 2003.

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

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

SEPTEMBER  30,  2004

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

The Statement of Financial Accounting Standards Board (SFAS) No. 144, “Accounting

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

SEPTEMBER  30,  2004

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

           September 30,

Property and Equipment:

       2004                2003

Furniture and Fixtures

$     4,770

$        4,770

Equipment

        5,136

          5,136

Computer Equipment

     26,718

         24,568

Software

       1,626

          1,626

Website

     53,250

        53,250

     91,500

        89,350

Less:  Accumulated depreciation and amortization

      54,441

        52,300

Property and equipment, net

$      37,059

$      37,050

NOTE 4 – COMMITMENTS AND CONTIGENCIES

Legal Proceedings

In September 2002, the Company’s wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing, Inc. ceased operations.  Due to unpaid obligations to vendors, AutoSmart USA, Inc. was a party to several lawsuits.  The Company was a party to two of these lawsuits which were settled.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company reported net income of $640,125 and  $9,028 for the six months ended September 30, 2004 and 2003 respectively. Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

SEPTEMBER  30,  2004

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

     2002

     2004__

Net Sales

 1,350,673

         -

Loss before income taxes

  (692,373)

 (221,160)

Provision for income taxes

         -

         -

Loss from discontinued operations

    (692,373)

  (221,160)

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has been involved in periodic transactions, whereby money has been advanced to the Company by the former President of the Company. As of September 30, 2004 the Company was obligated to the former President for a total of $9,267.

Legal services to Interactive Multimedia Network, Inc. have been performed by Verdiramo & Verdiramo, P.A.  This professional association is owned by Vincent L. Verdiramo, the former President of Interactive Multimedia Network, Inc. and his son Vincent S. Verdiramo. The cost of legal services billed to the Company for the six months ended September 30, 2004 and 2003 were zero.

Verdiramo & Verdiramo, P.A. is providing limited use of office space to Interactive Multimedia Network, Inc.  Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount has been reflected in the financial statements as rent expense with an offset to Paid in Capital in the amount of $600 for the six months ended September 30, 2004 and $600 for the six months ended September 30, 2003.

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

SEPTEMBER  30,  2004

 NOTE 7 – RELATED PARTY TRANSACTIONS (continued):

The Company has received loans and advances from stockholders during the year. These transactions are in the form of unsecured demand loans bearing interest of 4% to 8% per annum.  The balance due at September 30, 2004 is $142,481 which includes approximately $28,743 accrued interest on these loans.

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

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

SEPTEMBER  30,  2004

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

NOTE 11 – BUSINESS SEGMENT INFORMATION

The Company’s segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Segments were determined based on products and services provided by each segment.  Accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Performance of the segments is evaluated on operating income (loss) before taxes, interest income or expense and other income or (loss).  The Company has elected to organize its businesses based principally upon products and services.   Interactive Multimedia Network, Inc. has two reportable segments:  Marketing, including services related to the Internet marketing arena and sales of health products.

For the three months ended September 30, 2004 (unaudited)

	Marketing &		Corporate
	Internet	Health	and	Consolidated
	Services	Products	Other	Total
Net sales to external customers	$-	$-	$-	$-
Intersegment revenues	$-	$-	$-	$-
Segment operating profit(loss)	$-	$-	$(17,932)	$(17,932)
Segment assets	$53,117	$-	$265	$53,382

INTERACTIVE  MULTIMEDIA  NETWORK,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

SEPTEMBER  30,  2004

NOTE 11 – BUSINESS SEGMENT INFORMATION (continued):

For the three months ended September 30, 2003 (unaudited)

	Marketing &		Corporate
	Internet	Health	and	Consolidated
	Services	Products	Other	Total
Net sales to external customers	$19,540	$-	$-	$19,540
Intersegment revenues	$-	$-	$-	$-
Segment operating profit(loss)	$19,540	$-	$(4,296)	$15,244
Segment assets	$55,227	$-	$239	$55,466

For the six months ended September 30, 2004 (unaudited)

	Marketing &		Corporate
	Internet	Health	and	Consolidated
	Services	Products	Other	Total
Net sales to external customers	$1,052	$-	$-	$1,052
Intersegment revenues	$-	$-	$-	$-
Segment operating profit(loss)	$500	$-	$639,625	$640,125
Segment assets	$53,117	$-	$265	$53,382
For the six months ended September 30, 2003 (unaudited)

	Marketing &		Corporate
	Internet	Health	and	Consolidated
	Services	Products	Other	Total
Net sales to external customers	$19,800	$-	$-	$19,800
Intersegment revenues	$-	$-	$-	$-
Segment operating profit(loss)	$19,728	$-	$(12,448)	$7,280
Segment assets	$55,227	$239	$-	$55,466

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

September  30,  2004

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS.

Results  of  Operations

Three months and six months ended September 30, 2004 and 2003

During the three month period ending September 30, 2004, the Company incurred a loss from operations of $17,932 compared to a profit of $15,244 for the same period ended September 30, 2003.  The main component contributing to this decrease was a decrease in revenue in the current year.

Revenues

During the three month period ending September 30, 2004, the Company’s revenues from operations $ -0- compared to $19,540 for the same period ended September 30, 2003.  this decrease was the result of a marketing project that the Company was working on for a client ending. Revenues are principally from the provision of marketing services. Revenues from marketing services are recognized when the services are completed.  Sales from health related products are recognized when the product is shipped.

Operating Expenses

During the three months ended September 30, 2004, the Company incurred $15,669 in operating expenses from operations as compared to $2,643 in the same period in 2003. This increase was primarily due to an increase in Selling, General and Administrative expenses in the current year due to decreased operations.

Material changes in financial condition, liquidity and capital resources

At September 30, 2004, the Company had $ 839 in cash and cash equivalents.  The Company had a negative working capital of approximately $92,442 at September 30, 2004.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company’s cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow.  The company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

Item  3.      Controls  and  Procedures

Evaluation  of  Disclosure  Controls  and  Procedures

The Company’s chief executive officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004 (the “Evaluation”).  Based on this evaluation, the Company’s chief executive officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rule and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

September  30,  2004

PART  II  -  OTHER  INFORMATION

Item  1.    Legal  Proceedings.

Please refer to the Form 10-KSB filed on July 14, 2003 for information regarding pending legal proceedings involving the Company or its subsidiaries.  As of the date of this filing, the Wachovia vs. Interactive Multimedia Network, et al cases has been settled and the Pompano Motors vs. Autosmart USA, et al. has also been settled. There have been no material developments in any of the other outstanding legal proceedings.

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

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8K. – The company filed one report on Form 8K during the period covered by this report, regarding a change of accountants.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

September  30,  2004

SIGNATURES

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date:  November 15, 2004

By: /s/ Richard J. Verdiramo

------------------------------------------------------

Richard J. Verdiramo, President and CEO

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.