Form 10QSB
period 2004-12-31
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2005-02-14
CIK 1060910

      OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended December 31, 2004

or

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

As of December 31, 2004 the number of the Company's shares of par value $.001 common stock outstanding was 13,220,211.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

December 31, 2004

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

December 31, 2004

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	March 31,
	2004	2004
CURRENT ASSETS
Cash and cash equivalents	$1,959	$536
Accounts receivable - net	12,548	20,422
TOTAL CURRENT ASSETS	14,507	20,958
OTHER ASSETS
Minority interest	-	1,747
Property and equipment, net	35,338	38,353
TOTAL OTHER ASSETS	35,338	40,100
TOTAL ASSETS	$49,845	$61,058

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$147,625	$820,321
TOTAL CURRENT LIABILITIES	147,625	820,321
OTHER LIABILITIES
Other liabilities (principally related parties)	147,328	126,387
TOTAL OTHER LIABILITIES	147,328	126,387
SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $.001 par value, 25,000,000 shares
authorized, 13,220,211 issued and outstanding
in December and 13,070,211 in March	13,220	13,070
Common stock options, none issued and outstanding	-	-
in 2004 and 2,000,000 in 2003
Paid-in-capital	2,954,319	2,943,569
Accumulated deficit	(3,212,647)	(3,842,289)
TOTAL SHAREHOLDERS' DEFICIT	(245,108)	(885,650)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$49,845	$61,058

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003

REVENUE	$-	$29,549	$1,052	$49,349
COST OF REVENUE	-	-	-	72
INCOME BEFORE SELLING, GENERAL AND	-	29,549	1,052	49,277
ADMINISTRATIVE EXPENSES

OPERATING EXPENSES
Marketing	-	-	-	-
Research & Development	-	5,995	-	5,995
Consulting services	-	-	-	-
Rent	300	-	900	900
Selling, general and administrative expenses	7,866	31,671	25,319	40,213
TOTAL OPERATING EXPENSES	8,166	37,966	26,219	47,108

INCOME (LOSS) FROM OPERATIONS	(8,166)	(8,417)	(25,167)	2,169

OTHER INCOME (EXPENSE)
Gain on Reduction of debt of discontinued subsidiary	-	-	882,812	-
Interest expense	(2,317)	(1,653)	(6,842)	(4,959)
TOTAL OTHER INCOME (EXPENSE)	(2,317)	(1,653)	875,970	(4,959)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued subsidiary	-	-	(221,160)	-
NET INCOME (LOSS) BEFORE MINORITY INTEREST	(10,484)	(10,070)	629,642	(2,790)

MINORITY INTEREST IN SUBSIDIARY	-	-	-	1,747
NET INCOME (LOSS)	$(10,484)	$(10,070)	$629,642	$(1,043)

EARNINGS (LOSS) PER SHARE:
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	13,220,211	9,850,211	13,163,277	9,850,211

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.001)	$(0.00)	$0.048	$(0.00)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

								Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Options	Deficit	Equity/(Deficit)
Balance, beginning April 01, 2003	-	$-	9,850,211	$9,850	$2,543,269	$330,000	$(3,785,224)	$(902,105)

Issuance of common stock for services	-	-	1,220,000	1,220	71,100	-	-	72,320

Issuance of common stock for stock options	-	-	2,000,000	2,000	328,000	(330,000)	-	-

Record non cash rent expense applied against	-	-	-	-	1,200	-	-	1,200
paid in capital

Net loss twelve months ended March 31, 2004	-	-	-	-	-	-	(57,065)	(57,065)

Balance, ending March 31, 2004	-	-	13,070,211	13,070	2,943,569	330,000	(3,842,289)	(885,650)

Issuance of common stock	-	-	150,000	150	9,850	-	-	10,000

Record non cash rent expense applied against	-	-	-	-	900	-	-	900
paid in capital

Net income nine months ended December 31, 2004	-	-	-	-	-	-	629,642	629,642

Balance, ending December 31, 2004	-	$-	13,220,211	$13,220	$2,954,319	$-	$(3,212,647)	$(245,108)

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$629,642	$(1,043)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	5,163	2,892

Accrued interest - shareholders loan	6,842	4,959
Office rent applied to paid in capital	900	900
Changes in operating assets and liabilities:
Accounts receivable	7,874	(19,278)
Accounts payable and accrued liabilities	(662,725)	(8,272)
NET CASH USED IN OPERATING ACTIVITIES	(12,304)	(19,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(2,150)	-
Minority interest paid in capital from subsidiary acquisition (net)	1,747	(1,747)
Issuance of common stock	150	-
Additional paid-in-capital	9,850	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,597	(1,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	4,129	22,397
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,129	22,397

NET INCREASE IN CASH	1,423	808

CASH, BEGINNING OF PERIOD	536	333

CASH, END OF PERIOD	$1,959	$1,141

Read the accompanying significant accounting notes to financial statements, which are an integral part of this financial statement.

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Interactive Multimedia Network, Inc. (the “Company”) was organized in the State of New Jersey on March 04, 1994 and reincorporated in the State of Delaware on September 13, 1995.  The Company’s primary business activity is developing and marketing consumer products, including health and wellness products and ocular health products.

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

DECEMBER 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Advertising

The Company expenses advertising costs as incurred.  There was no advertising expense for the six months ended December 31, 2004 and 2003.

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Recent Accounting Pronouncements:

The Statement of Financial Accounting Standards Board (SFAS) No. 141, “Business Combinations,” was issued by the Financial Accounting Standards Board (FASB) in July 2001.  This Statement establishes standards for accounting and reporting for business combinations.  This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting.  This Statement is effective for all business combinations initiated after September 30, 2001 and supercedes APB Opinion No. 16, “Business Combinations” as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

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

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 3 – DETAILS OF FINANCIAL STATEMENT COMPONENTS

           December 31,

Property and Equipment:

       2004                    2003

Furniture and Fixtures   .   .   .   .   .   .   .  .   .   .   .  .   .

$     4,770

  $      4,770

Equipment  .   .   .   .    .   .   .  .   .   .   .   .   .   .   .   .   .

       5,136                  5,136

Computer Equipment .   .   .   .   .   .   .   .   .   .   .   .   .

     26,718

        24,568

Software .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .

       1,626

          1,626

Website  .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .

     53,250

        53,250

     91,500

        89,350

Less:  Accumulated depreciation and amortization  .

     54,441

        52,300

Property and equipment, net  .   .   .   .   .   .   .   .

$   37,059           $   37,050

NOTE 4 – COMMITMENTS AND CONTIGENCIES

Legal Proceedings

In September 2002, the Company's wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing, Inc. ceased operations.  Due to unpaid obligations to vendors, AutoSmart USA, Inc. was a party to several lawsuits.  Recently the Company has settled the two lawsuits in which it was named. There have no material changes in the status of the remaining lawsuits against AutoSmart.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company reported net income of $640,125 and  $9,028 for the six months ended December 31, 2004 and 2003 respectively. Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuance’s that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

NOTE 6 –  DISCONTINUED OPERATIONS

In September 2002, The Company ceased operations at its wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing, Inc.  The results of those businesses have been reflected as Discontinued Operations in the accompanying consolidated financial statements.  Operating results of the discontinued operations are as follows:

     2002

     2004

Net Sales

 1,350,673

         -

Loss before income taxes

  (692,373)

(221,160)

Provision for income taxes

         -

         -

Loss from discontinued operations

  (692,373)

(221,160)

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has been involved in periodic transactions, whereby money has been advanced to the former President of the Company and the former President of the Company has advanced money to the Company.  As of December 31, 2004 the Company was obligated to the former President for a total of $9,267.

Legal services to Interactive Multimedia Network, Inc. have been performed by Verdiramo & Verdiramo, P.A.  This professional association is owned by Vincent L. Verdiramo, the former President of Interactive Multimedia Network, Inc. and his son Vincent S. Verdiramo. The cost of legal services billed to the Company for the six months ended December 31, 2004 and 2003 were zero.

Verdiramo & Verdiramo, P.A. is providing limited use of office space to Interactive Multimedia Network, Inc.  Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount has been reflected in the financial statements as rent expense with an offset to Paid in Capital in the amount of $600 for the six months ended December 31, 2004 and $600 for the six months ended December 31, 2003.

The Company has received loans and advances from stockholders during the year. These transactions are in the form of unsecured demand loans bearing interest of 4% to 8% per annum.  The balance due at December 31, 2004 is $142,481 which includes approximately $28,743 accrued interest on these loans.

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

DECEMBER 31, 2004

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

For the three months ended December 31, 2004 (unaudited)

	Marketing &		Corporate
	Internet	Health	and	Consolidated
	Services	Products	Other	Total
Net sales to external customers	$-	$-	$-	$-
Intersegment revenues	$-	$-	$-	$-
Segment operating profit(loss)	$-	$-	$(17,932)	$(17,932)
Segment assets	$53,117	$-	$265	$53,382

For the three months ended December 31, 2003 (unaudited)

	Marketing &		Corporate
	Internet	Health	and	Consolidated
	Services	Products	Other	Total
Net sales to external customers	$19,540	$-	$-	$19,540
Intersegment revenues	$-	$-	$-	$-
Segment operating profit(loss)	$19,540	$-	$(4,296)	$15,244
Segment assets	$55,227	$-	$239	$55,466

INTERACTIVE MULTIMEDIA NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 11 – BUSINESS SEGMENT INFORMATION (continued):

For the six months ended December 31, 2004 (unaudited)

	Marketing &		Corporate
	Internet	Health	and	Consolidated
	Services	Products	Other	Total
Net sales to external customers	$1,052	$-	$-	$1,052
Intersegment revenues	$-	$-	$-	$-
Segment operating profit(loss)	$500	$-	$639,625	$640,125
Segment assets	$53,117	$-	$265	$53,382
For the six months ended December 31, 2003 (unaudited)

	Marketing &		Corporate
	Internet	Health	and	Consolidated
	Services	Products	Other	Total
Net sales to external customers	$19,800	$-	$-	$19,800
Intersegment revenues	$-	$-	$-	$-
Segment operating profit(loss)	$19,728	$-	$(12,448)	$7,280
Segment assets	$55,227	$239	$-	$55,466

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

December 31, 2004

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months and six months ended December 31, 2004 and 2003

During the three month period ending December 31, 2004, the Company incurred a loss from operations of $8,166 compared to a loss of $8,417 for the same period ended December 31, 2003.  The main component contributing to this decrease was a decrease in Selling, general and administrative expenses and Research and Development expenses in the current year.

Revenues

During the three month period ending December 31, 2004, the Company’s revenues from operations $ -0- compared to $29,549 for the same period ended December 31, 2003.  This decrease was the result of the conclusion a marketing project that the Company was working on for a client.  Revenues are principally from the provision of marketing services.  Revenues from marketing services are recognized when the services are completed.  Sales from health related products are recognized when the product is shipped.

Operating Expenses

During the three months ended December 31, 2004, the Company incurred $8,166 in operating expenses from operations as compared to $37,966 in the same period in 2003. This decrease was primarily due to a decrease in Selling, General and Administrative expenses in the current year due to decreased operations.

Material changes in financial condition, liquidity and capital resources

At December 31, 2004, the Company had $ 1,959 in cash and cash equivalents.  The Company had a negative working capital of approximately $133,118 at December 31, 2004.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company’s cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow.  The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004 (the “Evaluation”).  Based on this evaluation, the Company’s chief executive officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rule and forms.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

INTERACTIVE MULTIMEDIA NETWORK, INC.

FORM 10-QSB

December 31, 2004

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Please refer to the Form 10-KSB filed on July 14, 2003 for information regarding pending legal proceedings involving the Company or its subsidiaries.  As of the date of this filing, the Wachovia vs. Interactive Multimedia Network, et al case has been settled and the Pompano Motors vs. Autosmart USA, et al. has also been settled. There have been no material developments in any of the other outstanding legal proceedings.

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

December 31, 2004

SIGNATURES

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

INTERACTIVE MULTIMEDIA NETWORK, INC.

Date:  February 14, 2005

By: /s/ Richard J. Verdiramo

------------------------------------------------------

Richard J. Verdiramo, President and CEO

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.