Form 10KSB
period 2005-03-31
INTERACTIVE MULTIMEDIA NETWORK INC
filed 2005-07-15
CIK 1060910

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2006 Estimated average burden hours per response: 1,646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2005

(  )   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 000-24189

RECOV Energy, Corp.

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

Common Stock, $.001 par value.

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    No [  ]

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State Registrant's revenues for its most recent fiscal year: $1,052

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March  31, 2005: $361,013

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant’s sole class of Common Stock as of March 30, 2005 was 668,026.

SEC 2337 (8-04)

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

The forward-looking statements included herein are based on current expectations and involve a number of risks  and uncertainties. These forward-looking statements are based on assumptions regarding the business of RECOV Energy Corp., (the "Company"), which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements.

RECOV Energy, Corp.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2005

TABLE OF CONTENTS

PAGE

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTY

5

ITEM 3.

LEGAL PROCEEDINGS

5

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

5

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

5

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

7

ITEM 7.

FINANCIAL STATEMENTS

8

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

34

ITEM 8A

CONTROLS AND PROCEDURES

ITEM 8B

OTHER INFORMATION

34

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

34

ITEM 10.

EXECUTIVE COMPENSATION

35

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

34

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

34

PART IV

ITEM 13.

EXHIBITS

34

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

37

SIGNATURES

38

RECOV Energy, Corp.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2005

PART I

Item 1. Description of Business

Background

The Company was incorporated in the State of New Jersey on March 4, 1994.  On June 13, 1995, the New Jersey corporation migrated to Delaware via a merger with a Delaware corporation formed for that purpose. There are 50,000,000 shares of preferred stock authorized of which none are presently issued and outstanding and  200,000,000 shares of common stock authorized of which 668,026 were issued and outstanding as of March 31, 2005.

The Company was primarily focused on the development, marketing, management and sale of consumer products. Presently, the Company intends to seek potential acquisition candidates in the energy reclamation industry.

The Company discontinued its automotive sales operations, effective October 2001, which was operated by the Company's two wholly-owned subsidiaries AutoSmart USA, Inc. and AutoSmart USA Leasing, Inc.

The principal executive offices of the Company are located at 3163 Kennedy Boulevard, Jersey City, New Jersey, telephone (201) 217-4137. The Company's stock symbol on the Over-the-Counter Bulletin Board is "RCOV".

Business - General

RECOV Energy, Corp., (OTC BB “RCOV”) is actively seeking merger candidates in the energy reclamation field. Previously, the Company was a consumer products development and holding company that had developed or acquired several potentially market leading products that service a wide range of consumer needs.

On February 2, 2005, the Company’s Board of Directors voted to return Global P.O.M. and the Handwash project to the entity the Company had acquired them from in exchange for that entity agreeing to assume all of the debt and liabilities associated with those two products.

On February 17, 2005, the Company’s Board of Directors voted to divest the Company of its ownership of its two subsidiaries, Best Health, Inc. and Soy Slim, Corp. by declaring a stock dividend of its ownership in those two companies to its shareholders of record effective March 29, 2005.  To affect this dividend the shares owned by the Company were returned to both Best Health and Soy Slim and both Best Health and Soy Slim issued shares of its common stock to each shareholder of record of the Company on a one for one basis.

Revenue

The Company's revenue came from marketing services that it provided to clients. Revenue for the current period is minimal.

In the twelve month period ended March 31, 2005 revenue from marketing services was $1,052, while in the twelve month period ended March 31, 2004, revenue from the Company’s marketing business accounted for $54,312 (or 100% of revenues).

Employees

As of March 31, 2005, the Company had 2 employees of which 2 are in Management. The Company utilizes the services of independent contractors and subcontracts employees for support functions. The Company believes that its labor relations are good. No employee is represented by a labor union.

RECOV Energy, Corp.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2005

Item 2. Description of Property

The Company's principal executive offices are located at 3163 Kennedy Boulevard, Jersey City, New Jersey 07306 in 1,000 square feet of office space on a month to month basis.  The Company shares the space with Verdiramo & Verdiramo, P.A., a law firm operated by the Company's former president, who is also the father of the current president.  The other partner of the law firm is Vincent S. Verdiramo, the son of Vincent L. Verdiramo and the brother of the Company's current president, Richard J. Verdiramo.  Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount of $1,200 has been reflected in the financial statements as rent expense, which is offset to Paid in Capital in the same amount for the fiscal years ended March 31, 2005 and 2004.

The Company believes that its property is adequate for its present needs and that suitable space will be available to accommodate its future needs.

Item 3. Legal Proceedings

The Company is involved in no legal proceedings.

The Company's discontinued subsidiary AutoSmart USA Leasing, Inc., is involved in five (5) lawsuits with various vendors that it transacted business with while it was in operation. These cases revolve around certain automotive sales related transactions and are between AutoSmartUSA and certain automotive dealerships and lenders. These cases do not name the Company as a party. All cases are in the state of Florida with three (3) in the 17th Judicial Circuit, Broward County, one (1) in the 15th Judicial Circuit, Palm Beach County and one (1) 11th Judicial Circuit, Dade County. The cumulative contingent liability against the Company's AutoSmart USA subsidiary associated with these lawsuits is $228,253. At present, AutoSmart USA has no assets, so to the best of management's knowledge and belief, should the plaintiffs in any of these lawsuits prevail against AutoSmart USA the subsequent outcome should not impact the business of the Company.

Item 4. Submission of Matters to Vote of Security Holders

The Company filed a Schedule 14C on March 15, 2005, which reflected a notification of action taken by consent of the majority shareholders.  The Schedule 14C provided shareholder approval for the Company to adjust its capitalization by increasing the number of authorized shares of Preferred Stock to 50,000,000 and by increasing the number of authorized Common Stock to 200,000,000.  It also provided shareholder approval to affect a reverse split of the Company’s common stock on a 1 for 20 basis.  Finally, the Schedule 14C provided shareholder approval to declare the stock dividend of the Company’s ownership of its two subsidiaries, Best Health, Inc. and Soy Slim Corp.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the Over the Counter Bulletin Board under the symbol "RCOV".

The following bid quotations have been reported for the period beginning March 31, 2003 and ending June 30, 2005.

RECOV Energy, Corp.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2005

   HIGH

    LOW

QUARTER ENDED

     BID

     BID

------------------------------

------------

------------

March 31, 2003

$     0.14

$     0.06

June 30, 2003

$     0.25

$     0.06

September 30, 2003

$     0.22

$     0.11

December 31, 2003

$     0.17

$     0.08

March 31, 2004

$     0.11

$     0.035

June 30, 2004

$     0.18

$     0.035

September, 30, 2004

$     2.80

$    1.00

December 31, 2004

$     1.60

$    1.00

March 31, 2005

$     1.80

$    0.40

June 30, 2005

$     1.80

$    0.30

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

As of June 30, 2005, there were 134 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

As of March 31, 2005, there were 668,026 shares of Common Stock issued. Of those shares 339,832 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering.

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

RECOV Energy, Corp.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2005

In June 2005, the Company issued 140,000 shares of common stock, under Section 4(2) of the Act, for consulting legal services in the amount of $14,000.

Item 6.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Results of Operations

Twelve months ended March 31, 2005 and 2004

During the twelve month period ending March 31, 2005, the Company had net income of $169,305 compared to a loss of $57,065 for the same period ended March 31, 2004.  The main component contributing to the rise in income  was an extraordinary gain arising from a reduction of debt of a discontinued subsidiary.

Revenues

During the twelve month period ending March 31, 2005, the Company’s revenues from continuing operations $1,052 compared to $54,312 for the same period ended March 31, 2004.  Revenues are principally from services from providing marketing services. Revenues from marketing activity are recognized when the services are performed.

Operating Expenses

During the twelve months ended March 31, 2005, the Company incurred $125,978 in operating expenses from continued operations as compared to $104,135 in the same period in 2004. The increase from year to year was a increase in Selling, General and Administrative expenses.

Material changes in financial condition, liquidity and capital resources

At March 31, 2005, the Company had $799,363 in cash and cash equivalents compared to $536 for the same period in 2004.  The Company had a negative working capital of approximately $313,786 at March 31, 2005 compared to a negative $819,785 for the same period in 2004.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company’s cash resources are determined entirely on the volume of sales and services generated and we currently cannot estimate how much they will contribute to our cash flow.  The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

RECOV Energy, Corp.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2005

Item 7.  Financial Statements.

TABLE OF CONTENTS

Financial Statements

 Page No.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

9, 10

Balance Sheet

11

Statement of Income

12

Statement of Shareholders' Deficit

13

Statement of Cash Flows

14

Notes to Financial Statements

15-20

Balance Sheet

21

Statement of Operations

22

Statement of Shareholders' Deficit

23

Statement of Cash Flows

24

Notes to Financial Statements

25-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of RECOV Energy Corp.

I have audited the accompanying consolidated balance sheet of RECOV Energy Corp., formerly known as Interactive Multimedia Network, Inc. (the "Company") as of March 31, 2005 and the related statements of income, cash flows and changes in stockholders' deficit for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

/s/ Michael F. Albanese, C.P.A.

Parsippany, New Jersey
July 7, 2005

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

/s/ Dischino & Associates, P.C.

Fairfield, New Jersey

July 13, 2004

RECOV ENERGY, CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
March 31,
2005
CURRENT ASSETS
Cash and cash equivalents	$38
TOTAL CURRENT ASSETS	38

OTHER ASSETS
Property and equipment, net	36,548
TOTAL OTHER ASSETS	36,548

TOTAL ASSETS	$36,586

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$313,786
TOTAL CURRENT LIABILITIES	313,786

OTHER LIABILITIES
Other liabilities (principally related parties)	396,992
TOTAL OTHER LIABILITIES	396,992

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares	-
authorized, none issued and outstanding
Common stock, $.001 par value, 200,000,000 shares
authorized, 668,026 issued and outstanding	668
Paid-in-capital	2,966,171
Accumulated deficit	(3,641,031)
TOTAL SHAREHOLDERS' DEFICIT	(674,192)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$36,586

See independent auditors' report and notes to financial statements

RECOV ENERGY, CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED INCOME STATEMENT
TWELVE MONTHS ENDED MARCH 31, 2005

REVENUE	$1,052

COST OF REVENUE	-

INCOME BEFORE OPERATING EXPENSES	1,052

OPERATING EXPENSES
Marketing	1,301
Consulting services	14,000
Rent	1,200
Selling, general and administrative expenses	109,477
TOTAL OPERATING EXPENSES	125,978

LOSS FROM OPERATIONS	(124,926)

OTHER INCOME (EXPENSE)
Gain on Reduction of debt of discontinued subsidiary	661,608
Loss on disposition of wholly owned subsidiaries	(10,841)
Interest expense	(31,608)
TOTAL OTHER INCOME	619,160

DISCONTINUED OPERATIONS:
Loss from operations of discontinued subsidiary	(221,160)

NET INCOME BEFORE INCOME TAX	273,073

INCOME TAX EXPENSE	103,768

NET INCOME	$169,305

EARNINGS PER SHARE:
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	663,839

BASIC AND DILUTED EARNINGS PER SHARE	$0.255

See independent auditors' report and notes to financial statements

RECOV ENERGY, CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance, beginning April 01, 2004	-	-	13,070,211	13,070	2,943,569	(3,842,289)	(885,650)

Issuance of common stock	-	-	150,000	150	9,850	-	10,000

Issuance of common stock for services	-	-	140,000	140	13,860	-	14,000

Record non cash rent expense applied against
paid in capital	-	-	-	-	1,200	-	1,200

Disposal of wholly owned subsidiaries	-	-	-	-	(15,000)	31,953	16,953

Reverse stock split March 28, 2005 (20 to 1)	-	-	(12,692,185)	(12,692)	12,692	-	-

Net income twelve months ended March 31, 2005	-	-	-	-	-	169,305	169,305

Balance, ending March 31, 2005	-	$-	668,026	$668	$2,966,171	$(3,641,031)	$(674,192)

See independent auditors' report and notes to financial statements

RECOV ENERGY, CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,305
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	4,489
Issuance of stock for services	14,000
Bad debt	12,548
Accrued interest - shareholders loan	31,608
Office rent applied to paid in capital	1,200
Disposition of wholly owned subsidiaries	16,953
Changes in operating assets and liabilities:
Accounts receivable	7,874
Accounts payable and accrued liabilities	(496,566)
Notes and accrued interest assumed	221,204
NET CASH USED IN OPERATING ACTIVITIES	(17,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(2,684)
Minority interest paid in capital from subsidiary acquisition (net)	1,747
Issuance of common stock	10,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,062

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	7,824
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,824

NET (DECREASE) INCREASE IN CASH	(499)

CASH, BEGINNING OF PERIOD	536

CASH, END OF PERIOD	$38

SUPPLEMENTAL INFORMATION:
Issuance of shares in payment of services	140,000

See independent auditors' report and notes to financial statements

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

RECOV Energy Corp., formerly known as Interactive Multimedia Network, Inc. (the “Company”) was organized in the State of New Jersey on March 4, 1994 and reincorporated in the State of Delaware on June 13, 1995. The name of the Company was changed to RECOV Energy Corp effective March 29, 2005. The Company’s primary business activity was developing and marketing consumer products, including health and wellness products and ocular health products. It is now actively seeking an acquisition candidate in the energy reclamation field.

The Company had two subsidiaries:  AutoSmart USA, Inc., a Nevada corporation and AutoSmart USA Leasing, Inc., a Florida corporation, which operated in tandem the vehicle sales operations of the Company.  During the fiscal year ended March 31, 2002, these two subsidiaries ceased operations.

During fiscal year 2003, the Company formed Best Health, Inc., a health product developer and distributor in the development stage.  The Company also acquired 90 percent of the outstanding shares of SoySlim Corp., another health product distributor in the development stage.   The Company also acquired the rights to a patent-pending security system known as Global P.O.M.™

RECOV Energy Corp. prepares its financial statements in accordance with generally accepted accounting principles.  This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management’s judgment as to the outcome of future conditions and circumstances.  Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions.  Every effort is made to ensure the integrity of such estimates.

Fair value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses and other liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives when the property and equipment is placed in service.

Estimate Useful Life

        (In Years)

Furniture and Fixtures

7

Equipment & Vehicles

5

Computer Equipment & Software

3

Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter.

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

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies.  Management believes that RECOV Energy Corp.’s revenue recognition practices are in conformity with the guidelines of SAB 101.

Advertising

The Company expenses advertising costs as incurred.  Advertising expense was $1,301 in fiscal year 2005.

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

RECOV ENERGY, CORP.

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

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DETAILS OF FINANCIAL STATEMENT COMPONENTS

March 31, 2005
Property and Equipment

Furniture & Fixtures	4,770
Equipment	5,137
Computer Equipment	27,254
Software	1,626
Website	53,250
92,037
Less: Accumulated depreciation and amortization	55,489
Property and equipment, net	36,548

NOTE 4 – COMMITMENTS AND CONTIGENCIES

Legal Proceedings

In September 2002, the Company’s wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing, Inc. ceased operations.  Due to unpaid obligations to vendors, AutoSmart USA, Inc. is currently a party to several lawsuits in which the total amount being requested for recovery from AutoSmart USA, Inc. is approximately $228,253.

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

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –  DISCONTINUED OPERATIONS AND INVESTMENTS

In September 2002, the Company ceased operations at its wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing, Inc.  The results of those businesses have been reflected as Discontinued Operations in the accompanying consolidated financial statements.  Operating results of the discontinued operations are as follows:

	2005	2002

Net Sales	-	1,350,673
Loss before income taxes	(221,160)	(692,373)

Provision for income taxes	-	-

Loss from discontinued operations	(221,160)	(692,373)

During the quarter ended June 30, 2004 the Company recognized a gain on the reduction of debt in the amount of $882,812. During the quarter ended March 31, 2005 it was determined that $221,160 of debt (principal and accrued interest) should not have been reduced and was recognized during that quarter.

Since the inception of Best Health, Inc. and SoySlim, Corp., the Company was the sole shareholder of Best Health, Inc. and SoySlim, Corp. On February 17, 2005, the Company’s Board of Directors voted to divest itself of these two subsidiaries by declaring and issuing a stock dividend to all shareholders of record effective March 29, 2005. To affect this dividend, the shares owned by the Company were returned to its subsidiaries. Concurrently Best Health, Inc. and SoySlim, Corp. each issued one share of its own common stock to each shareholder of RECOV Energy, Inc. on a one to one basis.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has been involved in periodic transactions, whereby money has been loaned to the former President of the Company and the former President of the Company has loaned money to the Company.  There were no loans to this party during the year ended March 31, 2005.  As of March 31, 2005 the Company was obligated to the former President for a total of $255,935 for notes payable and accrued interest thereon.

Legal services to RECOV Energy Corp. have been performed by Verdiramo & Verdiramo, P.A.  This professional association is owned by Vincent L. Verdiramo, the former President of RECOV Energy Corp. and his son Vincent S. Verdiramo.  The cost of legal services billed to the Company for the year ended March 31, 2005 was $20,264. The amount outstanding at March 31, 2005 to this professional association is $105,784.

Verdiramo & Verdiramo, P.A. is providing limited use of office space to RECOV Energy Corp.  Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount has been reflected in the financial statements as rent expense with an offset to Paid in Capital in the amount of $1,200 for the fiscal year ended March 31, 2005.

The Company has received loans and advances from stockholders during the year. These transactions are in the form of unsecured demand loans bearing interest of 4% to 15% per annum.  The total balance due at March 31, 2005 is $396,992 which includes approximately $137,031 accrued interest. The notes payable are convertible into common stock at the rate of $0.185 per common share.

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDER’S EQUITY

Preferred Stock

Effective March 29, 2005 the Company increased from 5,000,000 shares of preferred stock with a par value of $0.001 to 50,000,000 shares with a par value of $0.001, which to date have never been issued.  The preferred stock contains no voting privileges and is not entitled to accrue dividends or convert into shares of the Company’s common stock.

Common Stock

Effective March 29, 2005 the Company increased from 25,000,000 shares of common stock to 200,000,000 shares of common stock with a par value of $0.001.

Effective on the close of business on March 28, 2005 the Company implemented a reverse stock split of the common stock on the basis of twenty shares pre-consolidation for one share post-consolidation. The number of common shares outstanding at the close of business March 28, 2005 was 13,360,211. On March 29, 2005 the number of common shares outstanding was 668,026.

NOTE 9 – INCOME TAXES

The Company accrued income taxes of $103,768 in the fiscal year ended March 31, 2005. Management is investigating a reduction of this year’s tax provision based on the potential use of prior net operating loss carryforwards.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company had acquired two products from another entity. Under the terms governing these purchases, the Company had to fund the development of these products. The Company has not been able to meet its obligations so it returned all rights title and interest in these products to the other entity. In exchange, the entity has agreed to absorb and meet any and all financial obligations associated with these two products.

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004 AND MARCH 31, 2003

ASSETS
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$536	$333
Accounts receivable – net	20,422	936
TOTAL CURRENT ASSETS	20,958	1,269

OTHER ASSETS
Minority interest	1,747	1,747
Property and equipment, net	38,353	39,021
TOTAL OTHER ASSETS	40,100	40,768

TOTAL ASSETS	$61,058	$42,037

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$820,321	$847,301
TOTAL CURRENT LIABILITIES	820,321	847,301

OTHER LIABILITIES
Other liabilities (principally related parties)	126,387	96,841
TOTAL OTHER LIABILITIES	126,387	96,841

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $.001 par value, 25,000,000 shares	13,070	9,850
authorized, 13,070,211 issued and outstanding
in 2004 and 9,850,211 in 2003
Common stock options, none issued and outstanding	-	330,000
in 2004 and 2,000,000 in 2003
Paid-in-capital	2,943,569	2,543,269
Accumulated deficit	(3,842,289)	(3,785,224)
TOTAL SHAREHOLDERS' DEFICIT	(885,650)	(902,105)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$61,058	$42,037

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

The Company had two subsidiaries:  AutoSmart USA, Inc., a Nevada corporation and AutoSmart USA Leasing, Inc., a Florida corporation, which operated in tandem the vehicle sales operations of the Company.  During the fiscal year ended March 31, 2002, these two subsidiaries ceased operations.

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

RECOV Energy, Corp.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2005

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company filed an 8-K on November 15, 2004 accepting the resignation of its then auditor Dischino & Associates, P.C. and appointing a new auditor Michael F. Albanese, CPA.  There were no disagreements between the Company and Dischino & Associates, P.C. on accounting or financial disclosure.

The Company subsequently filed an 8-K/A on December 7, 2004 restating the resignation of Dischino & Associates, P.C. and the appointment of the new auditor, Michael F. Albanese, CPA in response to a comment letter received by the Company received on November 17, 2004.

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

Item 8b.  Other Information.

None.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the directors and executive officers of the Company.

Name

Age

Position

--------------------------------------------------------------------------------------------------------------------

Richard J. Verdiramo

41

Director, President, CEO

Robert Gilbert

61

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

RECOV Energy, Corp.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2005

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

Item 10. Executive Compensation

The following table reflects compensation for services to the Company for the fiscal years ended March 31, 2005 and 2004 by the executive officers.  No executive officer of the Company received compensation which exceeded $100,000 during this period.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

LONG TERM COMPENSATION

---------------------------------------------------------------------------------

-----------------------------------------------

Name and

Other

Restricted

Principal

Annual  Stock

Position

Year

Salary ($)

Bonus ($)

Comp. ($)

Awards (1)($)

----------------------------------------------------------------------------------------------------------------------------------------

Richard J.

2005

$   -0-

  -0-

  -0-

   -0-

Verdiramo

2004

$   -0-

  -0-

  -0-

 20,000

President

Robert G.

2005

$    -0-

  -0-

  -0-

    -0-

Gilbert

2004

$    -0-

  -0-

  -0-

15,000

COO, VP

------------------------

(1)

In February 2004 the Board of Directors issued shares under Section 4(2) of the Securities Act to Messrs. Verdiramo and Gilbert for services rendered to the Company during the fiscal year ended March 31, 2004, this award of was valued at $20,000 and $15,000, respectively.

RECOV Energy, Corp.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2005

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the directors and executive officers of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of March 31, 2005.  Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Title

Name and Address

Amount and Nature

Percent

of Class

of Beneficial Owner

of Beneficial Ownership

of Class

--------------------------------------------------------------------------------------------------------------------------------

Common

Richard J. Verdiramo (1)

  50,000

  7.48%

3163 Kennedy Boulevard

Jersey City, New Jersey 07306

Common

Robert J. Gilbert

  30,000

  4.49%

3163 Kennedy Boulevard

Jersey City, New Jersey 07306

Common

Marion H. Verdiramo (2)

170,047

24.46%

3163 Kennedy Boulevard

Jersey City, New Jersey 07306

Common

All Officers and Directors

as a Group- Two People

  80,000

11.98%

----------------------

(1)   President and son of Marion H. Verdiramo

(2)   Mother of Richard J. Verdiramo

Item 12. Certain Relationships and Related Transactions

The Company utilizes office space that is provided to it rent free by the law firm of Verdiramo & Verdiramo, P.A., which is owned and operated by Vincent L. Verdiramo, and Vincent S. Verdiramo. Messrs. Verdiramo are the father and brother of the current President, Richard J. Verdiramo. Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount of has been reflected in the financial statements as rent expense with is offset to Paid in Capital in the amount of $1,200 for the Fiscal Year Ended March 31, 2005.

PART III

Item 13. Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

RECOV Energy, Corp.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2005

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

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-KSB for 2005 and 2004 were $12,000 and $11,000 respectively, net of expenses.

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

RECOV Energy, Corp.

Report on Form 10-KSB

For the Fiscal Year Ended March 31, 2005

SIGNATURE

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

RECOV Energy, Corp.

Date: July 14, 2005

By:  /s/ Richard J. Verdiramo

---------------------------------

Richard J. Verdiramo, President

38