Form 10KSB/A
period 2005-03-31
RECOV Energy, Corp.
filed 2005-09-23
CIK 1060910

OMB APPROVAL
OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden hours per response: 1,646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB/A

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2005

(  )   Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

For the transition period from ______ to ______

RECOV Energy, Corp.

(Exact Name of Small Business Registrant as Specified in its Charter)

Delaware	000-24189	65-0488983
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3163 Kennedy Boulevard, Jersey City, New Jersey	07306
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number: (201) 217-4137

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value.

(Title of Class)

Check whether the issuer (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes [ ] No

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

SEC 2337 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

EXPLANATORY NOTE

This Form 10-KSB/A has been amended principally to reflect certain corrections to the financial statements included in the Company’s Form 10-KSB filed on July 14, 2005.  Certain matters relating to these corrections have been disclosed by the Company on Forms 8-K and 8-K/A filed on August 26, 2005 and September 22, 2005, respectively.  These financial statement corrections relate to: (i) the net gain on the de-recognition of two former subsidiaries’ liabilities, (ii) the recording of an impairment loss on certain intangible assets, (iii) the effect on interest expense of a beneficial conversion feature applicable to the Company’s convertible demand notes; and (iv) the reversal of an income tax accrual.  Applicable fore-part and financial statement footnote disclosures have been amended to correspond to these changes.  Certain minor textual modifications have also been made herein.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB/A contains certain forward-looking statements. These forward looking statements include statements regarding (i) research and development plans, marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Registrant's existing and proposed products; and (iv) the need for, and availability of, additional financing.

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

RECOV Energy, Corp.

Report on Form 10-KSB/A

For the Fiscal Year Ended March 31, 2005

TABLE OF CONTENTS

PART I 4

Item 1. Description of Business

4

Item 2. Description of Property

5

Item 3. Legal Proceedings

5

Item 4. Submission of Matters to Vote of Security Holders

5

PART II

6

Item 5. Market for Common Equity and Related Stockholder Matters

6

Item 6.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation

7

Item 7.  Financial Statements.

8

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

35

Item 8a.  Controls And Procedures

35

Item 8b.  Other Information.

35

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

35

Item 10. Executive Compensation

36

Item 11. Security Ownership of Certain Beneficial Owners and Management

37

Item 12. Certain Relationships and Related Transactions

37

PART III

38

Item 13.  Exhibits

38

Item 14.  Principal Accountant Fees and Services

38

SIGNATURE

39

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

The Company previously was focused on the development, marketing, management and sale of consumer products. Presently, the Company intends to seek potential acquisition candidates in the energy reclamation industry.

The Company discontinued its automotive sales operations, effective October 2001, which were operated by the Company's two wholly-owned subsidiaries AutoSmart USA, Inc. and AutoSmart USA Leasing, Inc.

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

On February 17, 2005, the Company’s Board of Directors voted to divest the Company of its ownership of its two subsidiaries, Best Health, Inc. and Soy Slim, Corp. by declaring a stock dividend of its ownership in those two companies to its shareholders of record effective March 28, 2005.  To effectuate this dividend, the shares owned by the Company were returned to both Best Health and Soy Slim and both Best Health and Soy Slim issued shares of its common stock to each shareholder of record of the Company on a one for one basis.

Revenue

The Company's revenue came from marketing services that it provided to clients.  For the year ended March 31, 2005, revenue from marketing services was $1,052, while in the prior year ended March 31, 2004, revenue from the Company’s marketing business accounted for $54,312.

Employees

As of March 31, 2005, the Company had 2 employees, both of whom are in management. The Company utilizes the services of independent contractors and subcontracts employees for support functions. The Company believes that its labor relations are good. No employee is represented by a labor union.

Item 2. Description of Property

The Company's principal executive offices are located at 3163 Kennedy Boulevard, Jersey City, New Jersey 07306 in 1,000 square feet of office space on a month to month basis.  The Company shares the space with Verdiramo & Verdiramo, P.A., a law firm operated by the Company's former president, who is also the father of the current president.  The other partner of the law firm is Vincent S. Verdiramo, the son of Vincent L. Verdiramo and the brother of the Company's current president, Richard J. Verdiramo.  Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount of $1,200 has been reflected in the financial statements as rent expense, with an offset in the equivalent amount to additional paid-in capital for each of the fiscal years ended March 31, 2005 and 2004.

The Company believes that its property is adequate for its present needs and that suitable space will be available to accommodate its future needs.

Item 3. Legal Proceedings

The Company is not a party to any legal proceedings.

The Company's discontinued subsidiary AutoSmart Leasing USA, Inc., is a party to in one lawsuit:  SunTrust Bank v. AutoSmart Leasing USA, Inc., William Auletta, et al., Case No. 02-6512 (08) Complaint over $15,000, 17th Judicial Circuit, Broward County.  This case is open and pending.  The total prayer for relief is $175,000 plus legal fees and interest.  This case relates to certain automotive sales related transactions between AutoSmart Leasing USA, Inc. and certain automotive dealerships and lenders. This case does not name the Company as a party.

AutoSmart Leasing USA, Inc has no assets and the corporation was administratively dissolved pursuant to Florida law on October 4, 2002.  To the best of management's knowledge and belief, should the plaintiff in this lawsuit prevail against AutoSmart Leasing USA, Inc. or the other named defendants, the ultimate outcome of this matter would have no effect on the Company.

Item 4. Submission of Matters to Vote of Security Holders

The Company filed a Schedule 14C on March 15, 2005, which reflected a notification of action taken by consent of the majority shareholders.  The Schedule 14C provided shareholder approval for the Company to adjust its capitalization by increasing the number of authorized shares of Preferred Stock to 50,000,000 and by increasing the number of authorized Common Stock to 200,000,000.  It also provided shareholder approval to effectuate a reverse split of the Company’s common stock on a 1 for 20 basis.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the Over the Counter Bulletin Board under the symbol "RCOV".  The following bid quotations have been reported for quarterly periods ending March 31, 2003 thru June 30, 2005.

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

In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the Company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, or (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale.  A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

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

In June 2005, the Company issued 140,000 shares of common stock, under Section 4(2) of the Act, for consulting and legal services in the amount of $14,000.

Item 6.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Results of Operations

Years ended March 31, 2005 and 2004

For the year ended March 31, 2005, the Company had a net loss of $83,412 compared to a net loss of $57,065 for the prior year ended March 31, 2004.  Among other matters, the Company’s results of operations were principally affected (i) by the recognition of a beneficial conversion feature relating to a reduction in the conversion price of the Company’s outstanding convertible demand notes, which had the effect of increasing reported interest expense by $335,060, and (ii) a gain of $440,448 arising from the de-recognition of liabilities attributable to previously discontinued subsidiaries.

Revenues

For the year ended March 31, 2005, the Company’s revenues were $1,052 compared to $54,312 for the prior year ended March 31, 2004.  Revenues were principally from services from providing marketing services. Revenues from marketing activity were recognized when the services were performed.

Expenses

For the year ended March 31, 2005, the Company’s expenses were $515,071 compared to $104,135 in the prior year ended March 31, 2004. The increase was primarily due to the increased interest arising from the recognition of the beneficial conversion feature discussed above.  Selling, general and administrative expenses, including consulting expenses, increased by $21,542 in fiscal 2005.

Material changes in financial condition, liquidity and capital resources

At March 31, 2005, the Company had cash of $38 compared to $536 at March 31, 2004.  The Company had negative working capital of $606,702 at March 31, 2005 compared to negative working capital of $819,785 at March 31, 2004.  During fiscal 2005 the Company’s operating activities required cash of $17,385.  As operations did not generate sufficient cash to warrant the continuation of its businesses, the Company divested itself of its two operating subsidiaries.

Item 7.  Financial Statements.

INDEX

         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

  9

Consolidated Financial Statements:

Balance Sheet

10

Consolidated Statement of Income

11

Consolidated Statement of Changes in Shareholders' Deficit

12

Consolidated Statement of Cash Flows

13

Notes to Consolidated Financial Statements

14-20

INDEPENDENT AUDITORS REPORT

21

Consolidated Financial Statements:

Consolidated Balance Sheet

22

Consolidated Statement of Operations

23

Consolidated Statement of Shareholders' Deficit

24

Consolidated Statement of Cash Flows

25

Notes to Consolidated Financial Statements

26-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of RECOV Energy Corp.

I have audited the accompanying consolidated balance sheet of RECOV Energy Corp., formerly known as Interactive Multimedia Network, Inc. (the “Company”) as of March 31, 2005 and the related statements of operations, changes in shareholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RECOV Energy Corp., formerly known as Interactive Multimedia Network, Inc., as of March 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has sustained continuing operating losses, has net working capital and shareholders’ equity deficits and lacks sources of revenue, which raises substantial doubts about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Michael F. Albanese, C.P.A.

Parsippany, New Jersey

September 23, 2005

RECOV ENERGY, CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38
TOTAL CURRENT ASSETS	38

OTHER ASSETS
Property and equipment, net	15,123
TOTAL OTHER ASSETS	15,123

TOTAL ASSETS	$15,161

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$210,019
Notes payable and accrued interest (principally related parties)	396,992
TOTAL CURRENT LIABILITIES	607,011

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares	-
authorized, none issued and outstanding
Common stock, $.001 par value, 200,000,000 shares
authorized, 668,026 issued and outstanding	668
Paid-in-capital	3,301,231
Accumulated deficit	(3,893,749)
TOTAL SHAREHOLDERS' DEFICIT	(591,850)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$15,161

See independent auditors' report and notes to financial statements

RECOV ENERGY, CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED INCOME STATEMENT
YEAR ENDED ENDED MARCH 31, 2005

REVENUE	$1,052

COST OF REVENUE	-

1,052

EXPENSES
Interest expense	366,668
Selling, general and administrative expenses	109,477
Consulting services	14,000
Marketing	1,301
Rent	1,200
TOTAL EXPENSES	492,646

(491,594)

OTHER INCOME (EXPENSE)
Gain on reduction of debt of discontinued subsidiary	440,447
Loss on impairment of website	(21,425)
Loss on disposition of wholly owned subsidiaries	(10,841)
TOTAL OTHER INCOME	408,182

NET LOSS	$(83,412)

LOSS PER SHARE:
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	663,839

BASIC AND DILUTED LOSS PER SHARE	$(0.126)

See independent auditors' report and notes to financial statements

RECOV ENERGY, CORP. FKA INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE YEAR ENDED MARCH 31, 2005

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance, beginning April 01, 2004	-	-	653,511	653	2,955,986	(3,842,290)	(885,651)

Issuance of common stock	-	-	7,500	8	9,992	-	10,000

Issuance of common stock for services	-	-	7,000	7	13,993	-	14,000

Imputed rent expense	-	-	-	-	1,200	-	1,200

Disposal of wholly owned subsidiaries					(15,000)	31,953	16,953

Additional shares due to reverse stock split			15				-

Beneficial conversion feature					335,060		335,060

Net loss	-	-	-	-	-	(83,412)	(83,412)

Balance, ending March 31, 2005	-	$-	668,026	$668	$3,301,231	$(3,893,749)	$(591,850)

See independent auditors' report and notes to financial statements

RECOV ENERGY, CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,412)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,489
Interest expense arising from beneficial conversion feature	335,060
Loss on impairment of website	21,425
Issuance of stock for services	14,000
Bad debt	12,548
Accrued interest - shareholders loan	31,608
Office rent applied to paid in capital	1,200
Disposition of wholly owned subsidiaries	16,953
Changes in operating assets and liabilities:
Accounts receivable	7,874
Accounts payable and accrued liabilities	(600,334)
Notes and accrued interest assumed	221,204
NET CASH USED IN OPERATING ACTIVITIES	(17,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(2,684)
Minority interest paid in capital from subsidiary acquisition (net)	1,747
NET CASH USED BY INVESTING ACTIVITIES	(937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	7,824
Issuance of common stock	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,824

NET DECREASE IN CASH	(498)

CASH, BEGINNING OF PERIOD	536
CASH, END OF PERIOD	$38

SUPPLEMENTAL INFORMATION:
Issuance of shares in payment of services	$14,000

See independent auditors' report and notes to financial statements

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2005

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

The applicable opening balances in the stockholders' equity accounts were restated to reflect the reverse stock split.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses and other liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Website

           15

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

Revenue Recognition

Revenues were principally from services and commissions from providing marketing plans, services related to the Internet marketing arena and sales from health related products.  Revenues from marketing and Internet related activity were recognized when the services were completed.  Revenues from the sale of health related products were recognized when the products were shipped to the customer.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies.  Management believes that RECOV Energy Corp.’s revenue recognition practices, while the company had operating businesses, were in conformity with the guidelines of SAB 101.

Advertising

The Company expenses advertising costs as incurred.  Advertising expense was $1,301 in fiscal year 2005.

Loss per Share of Common Stock

Loss per common share is calculated under the provisions of SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings (loss) per share.  SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.  Options and warrants have not been considered in calculating diluted loss per share since considering such items would have an anti-dilutive effect.

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Statement of Cash Flows

For purposes of the statement of cash flows, as applicable, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Recent Accounting Pronouncements:

The Statement of Financial Accounting Standards Board (SFAS) No. 141, “Business Combinations,” was issued by the Financial Accounting Standards Board (FASB) in July 2001.  This Statement establishes standards for accounting and reporting for business combinations.  This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting.  This Statement is effective for all business combinations initiated after June 30, 2001 and supersedes APB Opinion No. 16, “Business Combinations” as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises.”  The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

The Statement of Financial Accounting Standards Board (SFAS) No. 142, “Goodwill and Other Intangible Assets,” was issued by the Financial Accounting Standards Board (FASB) in July 2001.  This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001.  SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.” The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

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

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION

Property and equipment, net, at March 31, 2005 consists of the following:

Furniture & Fixtures	4,770
Equipment	5,137
Computer Equipment	27,254
Software	1,626
Website	10,000
48,787
Less: Accumulated depreciation and amortization	33,664
Property and equipment, net	15,123

The Company recorded an impairment loss of $21,425 at March 31, 2005 applicable to its website. (See Note 11).

NOTE 4 – COMMITMENTS AND CONTINGENCIES - LITIGATION

The Company is not a party to any legal proceedings.  In October 2001, the Company’s wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing USA, Inc. ceased operations.  AutoSmart Leasing USA, Inc. et. al. are currently the defendants in one lawsuit in which the total amount being requested for recovery is approximately $175,000, plus legal fees and interest.

AutoSmart Leasing USA, Inc has no assets and the corporation was administratively dissolved pursuant to Florida law on October 4, 2002.  To the best of management's knowledge and belief, should the plaintiff in this lawsuit prevail against AutoSmart Leasing USA, Inc. or the other named defendants, the ultimate outcome of this matter would have no effect on the Company.

Further due to the dissolution of both of these subsidiaries, pursuant to applicable state law, the Company has been advised by counsel that it has no liability for any unpaid obligations of either company. (See Note 11).

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained continuing operating losses and has net working capital and shareholders’ equity deficits at March 31, 2005.  Currently the Company has no operating business or source of revenue.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuances that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. There is no assurance that management will be successful in these endeavors.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –  SUBSIDIARY RELATED TRANSACTIONS

In October 2001 theCompany ceased operations of its wholly-owned subsidiaries, Auto Smart USA, Inc. (a Nevada corp.) and AutoSmart Leasing USA, Inc. (a Florida corp.)  After not receiving a timely annual report for the corporation, the state of Nevada revoked the corporate charter of Auto Smart USA, Inc. in December of 1999.  This revoked status subsequently became permanent.  On October 4, 2002, AutoSmart USA Leasing, Inc. was administratively dissolved pursuant to Florida law, for failure to file an annual report.

The Company’s legal counsel has advised the Company that the shareholders of an administratively dissolved Florida corporation are not responsible for the debts of that corporation.  Management has applied this same premise to the Nevada corporation and considers the effect of the administrative dissolutions to be the equivalent of legal releases.  The Company did not initially de-recognize these liabilities, consisting of various third party trade payables and certain other accruals, from its consolidated balance sheet due to the possibility that the trade creditors of the two subsidiaries might attempt to pierce their corporate veils and proceed against the Company or its corporate predecessor.

During the first quarter of our fiscal year ended March 31, 2005, management determined that this contingency was removed with respect to $882,812 of the liabilities of these two subsidiaries and the Company de-recognized aggregate liabilities in this amount.

Management’s determination was based on: (i) the settlement of two outstanding lawsuits; in one the Company was a named party and in the other, the applicable debt was guaranteed by an officer of the Company, whose guarantee had been given in furtherance of the subsidiary’s business while it was operating, (ii) there then being no other matters naming the Company with respect to either subsidiary then pending, and (iii) no claims had been brought against the Company with respect to the trade liabilities of either company.  Accordingly management determined that the likelihood of a trade or other creditor coming forward at that date and then successfully piercing either corporate veil was remote.

During the quarter ended March 31, 2005 it was determined that $221,160 of debt principal and accrued interest included in the first quarter write-off should not have been de-recognized and the gain originally taken in the first quarter was reduced by that amount.

The corrected amounts applicable to the first quarter of fiscal 2005 have been disclosed in Note 11 – Restatement and Fourth Quarter Adjustments, together with other disclosures related thereto.  The net credit arising from the elimination of these liabilities from the Company’s consolidated balance sheet is reported as a gain on the statement of operations due to the fact that the release of the liabilities is based on Florida and Nevada statutes and that none of the liabilities involved were due to related parties.

On February 17, 2005, the Company’s Board of Directors voted to divest itself of Best Health, Inc. and SoySlim. This was effectuated by declaring and issuing a stock dividend on March 28, 2005 to all shareholders of record on February 17, 2005. To accomplish this divestiture, the shares owned by the Company were returned to its subsidiaries.  Concurrently Best Health, Inc. and SoySlim, Corp. each issued one share of its own common stock to each shareholder of the Company on a one to one basis. The Company incurred a net loss of $10,841 on the divestiture of these two subsidiaries.

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

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal services to RECOV Energy Corp. have been performed by Verdiramo & Verdiramo, P.A.  This professional association is owned by Vincent L. Verdiramo, the former President of RECOV Energy Corp. and his son Vincent S. Verdiramo.  The cost of legal services billed to the Company for the year ended March 31, 2005 was $20,264. The amount outstanding at March 31, 2005 to this professional association is $105,784 and is included in Accounts Payable and Accrued Liabilities.

Verdiramo & Verdiramo, P.A. is providing limited use of office space to RECOV Energy Corp.  Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount has been reflected in the financial statements as rent expense with an offset to paid-in capital in the amount of $1,200 for the fiscal year ended March 31, 2005.

The Company has received loans and advances from stockholders and related parties during the year. These transactions are in the form of unsecured demand loans bearing interest of 4% to 15% per annum.  The total balance due at March 31, 2005 is $396,992 which includes approximately $137,031 accrued interest.  Effective February 9, 2005, the notes payable are convertible into common stock at the rate of $0.0185 per common share.

The Company has recognized a beneficial conversion feature attributable to the reduction in the conversion price of these convertible demand notes, the effect of which has been to record imputed interest expense in the amount of $335,060.  (See Note 11).

NOTE 8 – STOCKHOLDER’S EQUITY

Preferred Stock

Effective March 29, 2005 the Company increased its authorization of preferred stock from 5,000,000 shares with a par value of $0.001 to 50,000,000 shares with a par value of $0.001.  To date no preferred shares have been issued.  The preferred stock contains no voting privileges and is not entitled to accrue dividends or convert into shares of the Company’s common stock.

Common Stock

Effective March 29, 2005 the Company increased its authorization of common stock from 25,000,000 shares to 200,000,000 shares, with no change in the par value of $0.001.

Effective on the close of business on March 28, 2005 the Company implemented a reverse split of the common stock on the basis of twenty shares pre-split for one share post-split. The number of common shares outstanding at the close of business March 28, 2005 was 13,360,211. On March 29, 2005 the number of common shares outstanding was 668,026.

Paid in Capital

The Company recognized an increase in paid-in capital for the amount of imputed interest expense related to the beneficial conversion feature of its convertible demand notes. As well as the value of rent contributed by Verdiramo and Verdiramo, P.A.

NOTE 9 – INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for the year ended March 31, 2005, due to operating losses incurred since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding its realizability.

An amount previously provided was reversed when the additional interest expense was recognized.  (See Note 11).

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES - OTHER

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

NOTE 11 – RESTATEMENT AND FOURTH QUARTER ADJUSTMENTS

(A)

Restatement

The accompanying financial statements have been corrected for the following items as reported in the Company’s Form 10-KSB for the year ended March 31, 2005 as filed on July 14, 2005.

Impairment loss on website

$  21,425

Additional interest related to the beneficial conversion feature of its convertible demand loans

  335,060

Effect on pre-tax income previously reported

 356,485

Reduction of previous income tax accrual

(103,768)

Effect on net income (loss)

(252,717)

Net income previously reported

  169,305

Net loss as restated

$ (83,412)

The restatements resulted in previously reported income per share of $.255 being changed to loss per share of $.126.

(B) Adjustment to Results for the First Fiscal Quarter– (Unaudited)

The amount of the gain arising from de-recognition of the subsidiaries’ liabilities previously reported for the first quarter of fiscal 2005 in the amount $882,812 has also been reduced by $221,160, as disclosed in the Company’s Form 10-KSB for fiscal 2005 as originally filed.  The revised gain for that period is $661,652, resulting in adjusted net income for that quarter of $436,897. The income per share for that quarter, as adjusted is $0.833, compared to the previously reported amount of $1.254.

The transactions giving rise to the other two items that were restated both occurred in the fourth fiscal quarter.

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

Item 8a.  Controls And Procedures

The Registrant’s President and Principal Accounting Officer (both the same person) has evaluated the Registrant’s disclosure controls and procedures within 90 days of the original filing date of this annual report.  Based upon this evaluation, the Registrant’s President and principal Accounting Officer then concluded that the Registrant’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

As a result of the corrections that were required to be made to the Company’s financial statements, which corrections have been made to the accompanying financial statements, the Company’s certifying officer determined that the Company’s system of disclosure controls and procedures had not been effective in ensuring that material information required to be disclosed was included in the reports that had been filed with the SEC.  The Company has retained the services of an accounting and reporting consultant, familiar with SEC regulations, to assist it in preparing its filings.  The Company’s certifying officer now concludes that its system of disclosure controls and procedures, as modified to include the use of such consulting services, is effective in ensuring that material information required to be disclosed is included in the reports that it files with the SEC.  The Company believes that utilization of an SEC reporting consultant is a cost-effective way for a shell company with limited resources to maintain an adequate system of disclosure controls and procedures.  At such future time, if any, that the Company is able to effect a merger with an operating company, the Company expects that such company will either have the requisite financial reporting professional(s) already employed on a full-time basis or the resources to do so.

There were no other significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 8b.  Other Information.

None.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the directors and executive officers of the Company.

Name

Age

Position

--------------------------------------------------------------------------------------------------------------------

Richard J. Verdiramo

41

Director, President, CEO, CFO

Robert Gilbert

61

Director, Vice-President, COO

BIOGRAPHIES

RICHARD J. VERDIRAMO is the President, CEO and CFO of the Company. Mr. Verdiramo has extensive experience in the management of brand development and the marketing of consumer products. From 1988 through 1996, Mr. Verdiramo operated a management and marketing consultancy that focused on the development of marketing strategies for consumer products. Mr. Verdiramo graduated from Providence College.

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

RECOV Energy, Corp.

Date: September 23, 2005

By:  /s/ Richard J. Verdiramo

---------------------------------

Richard J. Verdiramo, President

39