Form 10KSB/A
period 2005-03-31
RECOV Energy, Corp.
filed 2005-10-04
CIK 1060910

OMB APPROVAL
OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden hours per response: 1,646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB/A -2

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of     September 29, 2005 : $ 618,884.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant’s sole class of Common Stock as of   September 29 , 2005 was 3,869,521 ..

DOCUMENTS INCORPORATED BY REFERENCE:  None

SEC 2337 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

EXPLANATORY NOTE

This Form 10-KSB/A-2 has been amended principally to reflect certain corrections to the financial statements included in the Company’s Form 10-KSB/A filed on September 23, 2005.   These financial statement corrections relate to: (i) an adjustment to the interest expense to reflect the effect of a beneficial conversion feature applicable to the Company’s convertible demand notes; (ii) the inclusion of a subsequent event footnote including disclosure of certain stock issuances that were made in the three month period ended June 30, 2005; and   (iii) include disclosure relating to the Company failing to meet its reporting obligations under NASD Rule 6530 as a consequence of which the Company was de-listed from the Over-the-Counter Bulletin Board and is now traded on the Pink Sheets. Applicable fore-part and financial statement footnote disclosures have been amended to correspond to these changes.   Certain minor textual modifications have also been made herein.

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

7

Item 7.   Financial Statements.

8

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

36

Item 8a.   Controls And Procedures

36

Item 8b.   Other Information.

36

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act36

Item 10. Executive Compensation

37

Item 11. Security Ownership of Certain Beneficial Owners and Management

38

Item 12. Certain Relationships and Related Transactions

38

PART III

39

Item 13.   Exhibits

39

Item 14.   Principal Accountant Fees and Services

39

SIGNATURE

40

PART I

Item 1. Description of Business

Background

The Company was incorporated in the State of New Jersey on March 4, 1994.  On June 13, 1995, the New Jersey corporation migrated to Delaware via a merger with a Delaware corporation formed for that purpose. There are 50,000,000 shares of preferred stock authorized of which none are presently issued and outstanding and  200,000,000 shares of common stock authorized of which 3,869,521 were issued and outstanding as of September 29, 2005.

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

The principal executive offices of the Company are located at 3163 Kennedy Boulevard, Jersey City, New Jersey, telephone (201) 217-4137. The Company's stock symbol on the Over-the-Counter Bulletin Board is "RCOV". Effective September 26, 2005, the Company’s common stock was de-listed from the Over the Counter Bulletin Board and is currently listed on the Pink Sheets under the trading symbol “RCOV”.

Business - General

RECOV Energy, Corp., (  “RCOV”) is actively seeking merger candidates in the energy reclamation field. Previously, the Company was a consumer products development and holding company that had developed or acquired several potentially market leading products that service a wide range of consumer needs.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the      Pink Sheets under the symbol "RCOV".  The following bid quotations have been reported for quarterly periods ending March 31, 2003 thru June 30, 2005.

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

As of   September 29, 2005, there were 13 9 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

As of   September 29 , 2005, there were 3,869,521 shares of Common Stock issued. Of those shares 229,025 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering.

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

On April 7, 2005, the Company issued 6,100 ,000 restricted shares pursuant to an exemption under Section 4(2)    to its president for services to be rendered for the period from April 1, 2005 through March 31, 2006.   This issuance was made in contemplation of the negotiations with the Company’s then acquisition target Carbon Recovery Corporation, concurrent with these ongoing negotiations and the due diligence necessitated by such an acquisition. It was a condition precedent to the potential closing of that acquisition that these shares would be returned to treasury and cancelled.   The president returned such shares to the Company in anticipation of   their cancellation but due to the protracted duration of these negotiations these shares remained issued and un-cancelled until the current period when during the preparation of the Form 10-QSB for the quarter ended June 30, 2005 it was determined that these shares were still outstanding and had not been cancelled.   Additionally, it was determined that pursuant to Delaware corporate law these shares were in fact not validly issued.   Delaware corporate law does not allow shares to be issued in futuro which was the case in this issuance. The shares were returned to the transfer agent for cancellation on September 26, 2005 for return to the Company treasury.

During the period ended June 30, 2005, the Company issued 2,422,666 shares of free trading common stock, in conversion of $44,819 of convertible notes payable.   The conversion price was $0.0185 per share.   The Company received an opinion from counsel that the shares issued in these transactions were free trading.

Item 6.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Results of Operations

Years ended March 31, 2005 and 2004

For the year ended March 31, 2005, the Company had a net loss of $ 141,812 compared to a net loss of $57,065 for the prior year ended March 31, 2004.  Among other matters, the Company’s results of operations were principally affected (i) by the recognition of a beneficial conversion feature relating to a reduction in the conversion price of the Company’s outstanding convertible demand notes, which had the effect of increasing reported interest expense by $ 393,460 , and (ii) a gain of $440, 447 arising from the de-recognition of liabilities attributable to previously discontinued subsidiaries.

Revenues

For the year ended March 31, 2005, the Company’s revenues were $1,052 compared to $54,312 for the prior year ended March 31, 2004.  Revenues were principally from services from providing marketing services. Revenues from marketing activity were recognized when the services were performed.

Expenses

For the year ended March 31, 2005, the Company’s expenses were $ 551,046 compared to $104,135 in the prior year ended March 31, 2004. The increase was primarily due to the increased interest arising from the recognition of the beneficial conversion feature discussed above.  Selling, general and administrative expenses, including consulting expenses, increased by $21,542 in fiscal 2005.

Material changes in financial condition, liquidity and capital resources

At March 31, 2005, the Company had cash of $38 compared to $536 at March 31, 2004.  The Company had  negative working capital of $606, 973 at March 31, 2005 compared to negative working capital of $819,785 at March 31, 2004.  During fiscal 2005 the Company’s operating activities required cash of $17,385.  As operations did not generate sufficient cash to warrant the continuation of its businesses, the Company divested itself of its two operating subsidiaries.

Item 7.  Financial Statements.

INDEX

         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

  9

Consolidated Financial Statements:

Balance Sheet

10

Consolidated Statement of Income

11

Consolidated Statement of Changes in Shareholders' Deficit

12

Consolidated Statement of Cash Flows

13

Notes to Consolidated Financial Statements

14-2 1

INDEPENDENT AUDITORS REPORT

2 2

Consolidated Financial Statements:

Consolidated Balance Sheet

2 3

Consolidated Statement of Operations

2 4

Consolidated Statement of Shareholders' Deficit

2 5

Consolidated Statement of Cash Flows

2 6

Notes to Consolidated Financial Statements

2 7 -3 5

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

 /s/ Michael F. Albanese, C.P.A.

Parsippany, New Jersey

September 30 , 2005

RECOV ENERGY, CORP. FKA INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED BALANCE SHEET March 31, 2005
RESTATED
CURRENT ASSETS
Cash and cash equivalents	$38
TOTAL CURRENT ASSETS	38

OTHER ASSETS
Property and equipment, net	15,123
TOTAL OTHER ASSETS	15,123

TOTAL ASSETS	$15,161

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$210,019
Notes payable and accrued interest (principally related parties)	396,992
TOTAL CURRENT LIABILITIES	607,011

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares	-
authorized, none issued and outstanding
Common stock, $.001 par value, 200,000,000 shares
authorized, 668,026 issued and outstanding	668
Paid-in-capital	3,359,631
Accumulated deficit	(3,952,149)
TOTAL SHAREHOLDERS' DEFICIT	(591,850)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$15,161

See independent auditors' report and notes to financial statements

RECOV ENERGY, CORP. FKA INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED INCOME STATEMENT YEAR ENDED ENDED MARCH 31, 2005

RESTATED

REVENUE	$1,052

COST OF REVENUE	-

1,052

EXPENSES
Interest expense	425,068
Selling, general and administrative expenses	109,477
Consulting services	14,000
Marketing	1,301
Rent	1,200
TOTAL EXPENSES	551,046

(549,994)

OTHER INCOME (EXPENSE)
Gain on reduction of debt of discontinued subsidiary	440,447
Loss on impairment of website	(21,425)
Loss on disposition of wholly owned subsidiaries	(10,841)
TOTAL OTHER INCOME	408,182

NET LOSS	$(141,812)

LOSS PER SHARE:
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	663,839

BASIC AND DILUTED LOSS PER SHARE	$(0. 214)

See independent auditors' report and notes to financial statements

RECOV ENERGY, CORP.
FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE YEAR ENDED MARCH 31, 2005
							RESTATED
							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance, beginning April 01, 2004	-	-	653,511	653	2,955,986	(3,842,290)	(885,651)

Issuance of common stock	-	-	7,500	8	9,992	-	10,000

Issuance of common stock for services	-	-	7,000	7	13,993	-	14,000

Imputed rent expense	-	-	-	-	1,200	-	1,200

Disposal of wholly owned subsidiaries					(15,000)	31,953	16,953

Additional shares due to reverse stock split			15				-

Beneficial conversion feature					393,460		393,460

Net loss	-	-	-	-	-	(141,812)	(141,812)

Balance, ending March 31, 2005	-	$-	668,026	$668	$3,359,631	$(3,952,149)	$(591,850)

See independent auditors' report and notes to financial statements

RECOV ENERGY, CORP. FKA INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED MARCH 31, 2005

RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141,812)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,489
Interest expense arising from beneficial conversion feature	393,460
Loss on impairment of website	21,425
Issuance of stock for services	14,000
Bad debt	12,548
Accrued interest - shareholders loan	31,608
Office rent applied to paid in capital	1,200
Disposition of wholly owned subsidiaries	16,953
Changes in operating assets and liabilities:
Accounts receivable	7,874
Accounts payable and accrued liabilities	(600,334)
Notes and accrued interest assumed	221,204
NET CASH USED IN OPERATING ACTIVITIES	(17,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(2,684)
Minority interest paid in capital from subsidiary acquisition (net)	1,747
NET CASH USED BY INVESTING ACTIVITIES	(937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	7,824
Issuance of common stock	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,824

NET DECREASE IN CASH	(498)

CASH, BEGINNING OF PERIOD	536
CASH, END OF PERIOD	$38

SUPPLEMENTAL INFORMATION:
Issuance of shares in payment of services	$14,000

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

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –  SUBSIDIARY RELATED TRANSACTIONS

I n October 2001 the Company ceased operations of its wholly-owned subsidiaries, Auto Smart USA, Inc. (a Nevada corp.) and AutoSmart Leasing USA, Inc. (a Florida corp.)  After not receiving a timely annual report for the corporation, the state of Nevada revoked the corporate charter of Auto Smart USA, Inc. in December of 1999.  This revoked status subsequently became permanent.  On October 4, 2002, AutoSmart USA Leasing, Inc. was administratively dissolved pursuant to Florida law, for failure to file an annual report.

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

The Company has received loans and advances from stockholders and related parties during the year. These transactions are in the form of unsecured demand loans bearing interest of 4% to 15% per annum.  The total balance due at March 31, 2005 is $396,992 which includes approximately $170,099 accrued interest.  Effective February 9, 2005, the notes payable are convertible into common stock at the rate of $0.0185 per common share.

The Company has recognized a beneficial conversion feature attributable to the reduction in the conversion price of these convertible demand notes, the effect of which has been to record imputed interest expense in the amount of $ 393,460.  (See Note 11).

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

Paid in Capital

The Company recognized an increase in paid-in capital for the amount of imputed interest expense related to the beneficial conversion feature of its convertible demand notes      and the value of rent contributed by Verdiramo and Verdiramo, P.A.

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

   393,460

Effect on pre-tax income previously reported

  414,885

Reduction of previous income tax accrual

(103,768)

Effect on net income (loss)

(311,117)

Net income previously reported

  169,305

Net loss as restated

$ (141,812)

The restatements resulted in previously reported income per share of $ 0 ..255 being changed to loss per share of $ 0.214 ..

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the issuance of this audit report the Company conducted two transactions which will be reflected in the financials to be included in the Form 10-QSB for the three months ended June 30, 2005.

(A)

Stock Issuance in Conversion of Notes Payable.

During the period ended June 30, 2005, the Company issued 2,422,666 shares of free trading common stock, in conversion of $44,819 of convertible notes payable.   The conversion price was $0.0185 per share.   The Company received an opinion from counsel that the shares issued in these transactions were free trading.

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS -- Continued

  (B)

Stock Issuance for Services

During the period ended June 30, 2005, the Company issued 6,100,000 restricted shares pursuant to an exemption under Section 4(2) to its president for services to be rendered for the period from April 1, 2005 through March 31, 2006.   This issuance was made in contemplation of the negotiations with the Company’s then acquisition target Carbon Recovery Corporation, concurrent with these ongoing negotiations and the due diligence necessitated by such an acquisition. It was a condition precedent to the potential closing of that acquisition that these shares would be returned to treasury and cancelled.   The president returned such shares to the Company in anticipation of their cancellation but due to the protracted duration of these negotiations these shares remained issued and un-cancelled until the current period when during the preparation of the Form 10-QSB for the quarter ended June 30, 2005 it was determined that these shares were still outstanding and had not been cancelled.   Additionally, it was determined that pursuant to Delaware corporate law these shares were in fact not validly issued.   Delaware corporate law does not allow shares to be issued in futuro which was the case in this issuance. The shares were returned to the transfer agent for cancellation on September 26, 2005 for return to the Company treasury.

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

The Company subsequently filed an 8-K/A on December 7, 2004 restating the resignation of Dischino & Associates, P.C. and the appointment of the new auditor, Michael F. Albanese, CPA in response to a comment letter received by the Company  on November 17, 2004.

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

As a result of the corrections that were required to be made to the Company’s financial statements, which corrections have been made to the accompanying financial statements, the Company’s certifying officer determined that the Company’s system of disclosure controls and procedures had not been effective in ensuring that material information required to be disclosed was included in the reports that had been filed with the SEC.  The Company had retained the services of an accounting and reporting consultant, familiar with SEC regulations, to assist it in preparing   this filing.  The Company’s certifying officer now concludes that its system of disclosure controls and procedures, as modified to include the use of such consulting services, is effective in ensuring that material information required to be disclosed is included in the reports that it files with the SEC.   The Company is currently seeking a qualified person with experience in audit procedures and SEC filing to fill the position of CFO as a consultant and eliminate the need for the current CEO/CFO to provide both services. The Company believes that the utilization of a CFO consultant is a cost-effective way for a shell company with limited resources to maintain an adequate system of disclosure controls and procedures.  At such future time, if any, that the Company is able to effect a merger with an operating company, the Company expects that such company will either have the requisite financial reporting professional(s) already employed on a full-time basis or the resources to do so.

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

RECOV Energy, Corp.

Date: September 30 , 2005

By:  /s/ Richard J. Verdiramo

---------------------------------

Richard J. Verdiramo, President