Form 10QSB
period 2005-06-30
RECOV Energy, Corp.
filed 2005-10-04
CIK 1060910

      OMB APPROVAL

OMB Number: 3235-0416

Expires: March 31, 2007

Estimated average burden

hours per response    182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2005

or

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

(201) 217-4137

(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  [X]     NO   [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2005 the number of the Company's shares of par value $.001 common stock outstanding was 3,869,521.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

RECOV Energy, Corp.

FORM 10-QSB

June 30, 2005

INDEX

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	14

Item 3. Controls and Procedures	14

Part II – Other Information

Item 1. Legal Proceedings	15

Item 2. Changes in Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

Signature Page	17

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

RECOV ENERGY, CORP.
FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
	June 30,	March 31,
	2005	2005
CURRENT ASSETS
Cash and cash equivalents	$-	$38
Prepaid expenses	160,971
Accounts Receivable	10,000	-
TOTAL CURRENT ASSETS	170,971	38

OTHER ASSETS
Property and equipment, net	3,308	15,123
TOTAL OTHER ASSETS	3,308	15,123

TOTAL ASSETS	$174,279	$15,161

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$225,465	$210,019
Notes payable and accrued interest (principally related parties)	348,321	396,992
TOTAL CURRENT LIABILITIES	573,786	607,011

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $.001 par value, 200,000,000 shares
authorized, 9,190,692 issued and outstanding - June 30,2005
and 668,026 issued and outstanding - March 31, 2005	9,191	668
Paid-in-capital	3,610,898	3,359,631
Accumulated deficit	(4,019,596)	(3,952,149)
TOTAL SHAREHOLDERS' DEFICIT	(399,507)	(591,850)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$174,279	$15,161

See accompanying notes to financial statements.

RECOV ENERGY, CORP. FKA INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED INCOME STATEMENT QUARTER ENDED JUNE 30,

		RESTATED
	2005	2004

REVENUE	$-	$1,052

COST OF REVENUE	-

	-	1,052

EXPENSES
Consulting services	53,700	-
Selling, general and administrative expenses	17,300	2,085
Rent	300	300
Interest expense	(3,852)	2,262
TOTAL EXPENSES	67,447	4,647

	(67,447)	(3,595)

OTHER INCOME
Gain on reduction of debt of discontinued subsidiary	-	440,492

TOTAL OTHER INCOME	-	440,492

NET (LOSS) INCOME	$(67,447)	$436,897

(LOSS) EARNINGS PER SHARE:
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	8,176,128	653,511

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE	$(0.008)	$0.669

See accompanying notes to financial statements.

RECOV ENERGY, CORP.
FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
QUARTER ENDED JUNE 30, 2005

							Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance, beginning April 01, 2004	-	-	653,511	653	2,955,986	(3,842,290)	(885,651)

Issuance of common stock	-	-	7,500	8	9,992	-	10,000

Issuance of common stock for services	-	-	7,000	7	13,993	-	14,000

Imputed rent expense	-	-	-	-	1,200	-	1,200

Disposal of wholly owned subsidiaries					(15,000)	31,953	16,953

Additional shares due to reverse stock split			15				-

Beneficial conversion feature					393,460		393,460

Net loss	-	-	-	-	-	(141,812)	(141,812)
Balance, ending March 31, 2005	-	-	668,026	668	3,359,631	(3,952,149)	(591,850)

Conversion of notes payable into common stock	-	-	2,422,666	2,423	42,396	-	44,819

Imputed rent expense	-	-	-	-	300	-	300

Issuance of common stock for services			6,100,000	6,100	208,571		214,671

Net loss	-	-	-	-	-	(67,447)	(67,447)
Balance, ending June 30, 2005			$9,190,692	$9,191	$3,610,898	$(4,019,596)	$(399,507)

See accompanying notes to financial statements.

RECOV ENERGY, CORP. FKA INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED STATEMENT OF CASH FLOWS QUARTER ENDED JUNE 30,
		RESTATED
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(67,447)	$436,897
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	26	935
Issuance of stock for services	53,700	-
Loss on disposal of fixed assets	1,789	-
Accrued interest - shareholders loan	(3,852)	2,262
Office rent applied to paid in capital	300	300
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	(19,305)
Other current assets	(0)	-
Accounts payable and accrued liabilities	15,446	(754,871)
Notes and accrued interest assumed	(44,820)	221,160
NET CASH USED IN OPERATING ACTIVITIES	(54,858)	(112,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	10,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	10,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	39,516
Additional paid-in-capital	156,671	70,000
Conversion of shareholders loans	44,820	-
Issuance of common stock	-	3,220
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,820	112,736

NET (DECREASE) INCREASE IN CASH	(38)	114

CASH, BEGINNING OF PERIOD	38	353

CASH, END OF PERIOD	$-	$467

SUPPLEMENTAL INFORMATION:
Issuance of shares in payment of services	$214,671	-

See accompanying notes to financial statements.

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

RECOV Energy, Corp., f/k/a Interactive Multimedia Network, Inc. (the “Company”) was organized in the State of New Jersey on March 04, 1994 and reincorporated in the State of Delaware on September 13, 1995.  The name of the Company changed to RECOV Energy, Corp. effective March 29, 2005. The Company is a shell company that is actively seeking a potential merger or acquisition candidate.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending March 31, 2006. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's annual report on Form 10-KSB/A-2 for the year ended March 31, 2005.

The Company had two subsidiaries:  AutoSmart USA, Inc., a Nevada corporation and AutoSmart USA Leasing, Inc., a Florida corporation, which operate in tandem the vehicle sales operations of the Company.  During the fiscal year ended March 31, 2002, these two subsidiaries ceased operations.

RECOV Energy, Corp. prepares its financial statements in accordance with generally accepted accounting principles.  This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

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

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies.  Management believes that RECOV Energy, Corp.’s revenue recognition practices are in conformity with the guidelines of SAB 101.

Advertising

The Company expenses advertising costs as incurred.  There was no advertising expense for the three months ended June 30, 2005 and 2004.

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Earnings (Loss) per Share of Common Stock

Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings (loss) per share.  SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.  Options and warrants have not been considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

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

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 3 – PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION

Property and equipment, net, at June 30, 2005 and March 31, 2005 consists of the following:
	June 30, 2005	March 31, 2005
Furniture & Fixtures	4,770	4,770
Equipment	5,137	5,137
Computer Equipment	-	27,254
Software	-	1,626
Website	-	10,000
	9,907	48,787
Less: Accumulated depreciation and amortization	6,559	33.664
Property and equipment, net	3,308	15,123

The Company sold its Computer Equipment, Software and Website to its former subsidiary, Best Health, Inc.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained continuing operating losses and has net working capital and shareholders’ equity deficits at June 30, 2005.  Currently the Company has no operating business or source of revenue.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuances that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. There is no assurance that management will be successful in these endeavors.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 6 –  SUBSIDIARY RELATED TRANSACTIONS

In October 2001 the Company ceased operations of its wholly-owned subsidiaries, Auto Smart USA, Inc. (a Nevada corp.) and AutoSmart Leasing USA, Inc. (a Florida corp.)  After not receiving a timely annual report for the corporation, the state of Nevada revoked the corporate charter of Auto Smart USA, Inc. in December of 1999.  This revoked status subsequently became permanent.  On October 4, 2002, AutoSmart USA Leasing, Inc. was administratively dissolved pursuant to Florida law, for failure to file an annual report.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has been involved in periodic transactions, whereby money has been loaned to the former President of the Company and the former President of the Company has loaned money to the Company.  There were no loans to this party during the three month period ended June 30, 2005 and the year ended March 31, 2005.  The Company was obligated to the former President for notes payable and accrued interest of $259,899 and $255,935 as of June 30, 2005 and March 31, 2005 respectively.

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

Legal services to RECOV Energy Corp. have been performed by Verdiramo & Verdiramo, P.A.  This professional association is owned by Vincent L. Verdiramo, the former President of RECOV Energy Corp. and his son Vincent S. Verdiramo.  The cost of legal services billed to the Company was $2,500 and $20,264 for June 30, 2005 and June 30, 2004. The amount outstanding to this professional association was $108,284 and $105,784 as of June 30, 2005 and March 31, 2005 and is included in Accounts Payable and Accrued Liabilities.

Verdiramo & Verdiramo, P.A. is providing limited use of office space to RECOV Energy Corp.  Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount has been reflected in the financial statements as rent expense with an offset to paid-in capital in the amount of $300 in both quarters ended June 30, 2005 and 2004, respectively.

The Company has received loans and advances from stockholders and related parties. These transactions are in the form of unsecured convertible demand loans bearing interest of 6% to 15% per annum.  The total balance due was $348,320 and $396,992 as of June 30, 2005 and March 31, 2005, respectively. This includes approximately $166,247 and $170,099 of accrued interest as of June 30, 2005 and March 31, 2005, respectively.  Effective February 9, 2005, the rate of conversion for these notes was reduced from $0.10 per common share to $0.0185 per common share. As of March 31, 2005, the Company recognized a beneficial conversion feature attributable to the reduction in the conversion price of these convertible demand notes, the effect of which has been to record imputed interest expense in the amount of $393,460.

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

Effective on the close of business on March 28, 2005 the Company implemented a reverse split of the common stock on the basis of twenty shares pre-split for one share post-split. The number of common shares outstanding at the close of business March 28, 2005 was 13,360,211. The number of common shares outstanding was 9,190,692 and 653,511 as of June 30, 2005 and June 30, 2004, respectively.

During the period ended June 30, 2005, the Company issued 6,100,000 restricted shares pursuant to an exemption under S ection 4(2) to its president for services to be rendered for the period from April 1, 2005 through March 31, 2006.  This issuance was made in contemplation of the negotiations with the Company’s then acquisition target Carbon Recovery Corporation, concurrent with these ongoing negotiations and the due diligence necessitated by such an acquisition. It was a condition precedent to the potential closing of that acquisition that these shares would be returned to treasury and cancelled.  The president returned such shares to the Company in anticipation of their cancellation but do to the protracted duration of these negotiations these shares remained issued and un-cancelled until the current period when during the preparation of the Form 10-QSB for the quarter ended June 30, 2005 it was

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

determined that these shares were still outstanding and had not been cancelled.  Additionally, it was determined that pursuant to Delaware corporate law these shares were in fact not validly issued.  Delaware corporate law does not allow shares to be issued in futuro which was the case in this issuance. The shares were returned to the transfer agent for cancellation on September 26, 2005 and returned to the Company treasury.

Paid in Capital

The Company recognized an increase in paid-in capital for the amount of imputed interest expense related to the beneficial conversion feature of its convertible demand notes and the value of rent contributed by Verdiramo and Verdiramo, P.A.

NOTE 9 – INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for the periods ended June 30, 2005 and 2004, due to operating losses incurred since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding its realizability.

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

NOTE 11 – ADJUSTMENT TO RESULTS FOR THE QUARTER ENDED JUNE 30, 2004

The amount of the gain arising from de-recognition of the subsidiaries’ liabilities previously reported for the first quarter of fiscal 2005 in the amount $882,812 has also been reduced by $221,160, as disclosed in the Company’s Form 10-KSB for fiscal 2005 as originally filed.  The revised gain for that period is $661,652, resulting in adjusted net income for that quarter of $436,897. The income per share for that quarter, as adjusted is $0.669, compared to the previously reported amount of $1.254.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

On August 16, 2005 the Company discontinued its negotiations to acquire Carbon Recovery Corporation.  The negotiations had reached an impasse and management determined that the continued negotiations and discussions would not have resulted in the consummation of the acquisition.  The Company is continuing its search for potential merger candidates.

Three months ended June 30, 2005 and 2004

During the three month period ending June 30, 2005, the Company incurred a loss from operations of $67,447 compared to a loss of $3,595 for the same period ended June 30, 2004.  The main component contributing to this increase was an increase in consulting services.

Additionally, the Company recognized a Gain on the Reduction of Debt of a Discontinued Subsidiary of $440,492. This was an extraordinary item associated with the Company’s former AutoSmart subsidiaries.

Revenues

During the three month period ending June 30, 2005, the Company’s revenues from operations $-0- compared to $1,052 for the same period ended June 30, 2004.  This decrease was the result of the Company having spun off its two subsidiaries as a stock dividend to its shareholders effective March 28, 2005. Revenues for the period ended June 30, 2004 were from the provision of marketing services which are recognized when the services are completed.

Operating Expenses

During the three months ended June 30, 2005, the Company incurred $67,447 in operating expenses from operations as compared to $4,647 in the same period in 2004. This increase was due to an increase in Selling, General and Administrative expenses of $15,215 during the three month period ended June 30, 2005 compared to the same period ended June 30, 2004. Additionally, there was an increase in consulting expenses of $53,700 during the three month period ended June 30 2005 compared to the same period ended June 30, 2004.

Material changes in financial condition, liquidity and capital resources

At June 30, 2005, the Company had $ -0- in cash and cash equivalents compared to $38 in cash at March 31, 2005.  The Company had a negative working capital of approximately $402,815 at June 30, 2005.  The Company currently has no revenue producing operations.  The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Registrant’s President and Principal Accounting Officer (both the same person) has evaluated the Registrant’s disclosure controls and procedures within 90 days of the original filing date of this quarterly report.  Based upon this evaluation, the Registrant’s President and principal Accounting Officer then concluded that the Registrant’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

As a result of the corrections that were required to be made to the Company’s financial statements included in the Form 10-KSB/A – 2 filed on October 4, 2005, the Company’s certifying officer determined that the Company’s system of disclosure controls and procedures had not been effective in ensuring that material information required to be disclosed was included in the reports that had been filed with the SEC.  The Company had retained the services of an accounting and reporting consultant, familiar with SEC regulations, to assist it in preparing that filing.  The Company’s certifying officer now concludes that its system of disclosure controls and procedures, as modified to include the use of such consulting services, is effective in ensuring that material information required to be disclosed is included in the reports that it files with the SEC.  The Company is currently seeking a qualified person with experience in audit procedures and SEC filing to fill the position of CFO as a consultant and eliminate the need for the current CEO/CFO to provide both services. The Company believes that the utilization of a CFO consultant is a cost-effective way for a shell company with limited resources to maintain an adequate system of disclosure controls and procedures.  At such future time, if any, that the Company is able to effect a merger with an operating company, the Company expects that such company will either have the requisite financial reporting professional(s) already employed on a full-time basis or the resources to do so.

There were no other significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities.

During the period ended June 30, 2005, the Company issued 2,422,666 shares of free trading common stock, in conversion of $44,819 of convertible notes payable.  The conversion price was $0.0185 per share.  The Company received an opinion from counsel that the shares issued in these transactions were free trading.

During the period ended June 30, 2005, the Company issued 6,100,000 restricted shares pursuant to an exemption under S ection 4(2) to its president for services to be rendered for the period from April 1, 2005 through March 31, 2006.  This issuance was made in contemplation of the negotiations with the Company’s then acquisition target Carbon Recovery Corporation, concurrent with these ongoing negotiations and the due diligence necessitated by such an acquisition. It was a condition precedent to the potential closing of that acquisition that these shares would be returned to treasury and cancelled.  The president returned such shares to the Company in anticipation of their cancellation but do to the protracted duration of these negotiations these shares remained issued and un-cancelled until the current period when during the preparation of the Form 10-QSB for the quarter ended June 30, 2005 it was determined that these shares were still outstanding and had not been cancelled.  Additionally, it was determined that pursuant to Delaware corporate law these shares were in fact not validly issued.  Delaware corporate law does not allow shares to be issued in futuro which was the case in this issuance. The shares were returned to the transfer agent for cancellation on September 26, 2005 for return to the Company treasury.

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security-Holders.

NONE

Item 5.  Other Information.

Effective September 26, 2005, the Company’s common stock was de-listed from the Over the Counter Bulletin Board and is currently listed on the Pink Sheets under the trading symbol “RCOV”. The Company failed to comply with NASD 6530 due to its not being current in its periodic reporting obligations.  This reporting deficiency was caused by the lapse of time required to adequately amend its Annual Report on Form 10-KSB for the year ended March 31, 2005 in response to a letter of comments received by the Company from the Staff of the Securities and Exchange Commission.  The time needed to amend the annual report resulted in the Company being unable to file that report as well as its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 prior to the NASD’s required compliance date.

On September 26, 2005 the Company did file its amended annual report on Form 10 KSB/A for the fiscal year ended March 31, 2005.  The Company subsequently amended that form 10 KSB/A with the Form 10 KSB/A – 2 which was filed on October 4, 2005.

Item 6.  Exhibits.

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

RECOV Energy, Corp.

Date:  October 4, 2005

By: /s/ Richard J. Verdiramo

----------------------------------------------------------

Richard J. Verdiramo, President, CEO and CFO