Form 10KSB/A
period 2005-03-31
RECOV Energy, Corp.
filed 2005-11-02
CIK 1060910

OMB APPROVAL
OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden hours per response: 1,646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB/A- 3

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 29, 2005: $361,013

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Registrant’s sole class of Common Stock as of September 29, 2005 was 3,869,521.

DOCUMENTS INCORPORATED BY REFERENCE:  None

SEC 2337 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

EXPLANATORY NOTE

This Form 10-KSB/A- 3 has been amended principally to reflect certain corrections to the financial statements included in the Company’s Form 10-KSB/A filed on October 4 , 2005.  These financial statement corrections relate to: (i) a reclassification of the Gain on Reduction of Debt of Discontinued Subsidiary from a line item in continuing operations to a separate line item ; (ii) the revision of the Consolidated Statement of Operations for the years ended March 31, 2004 and 2003 to reflect the effect of the reverses split of twenty to one which was effective March 15, 2005 ; and  (iii) to include disclosure relating to the Company curing the deficiencies in its reporting obligations under NASD Rule 6530 as a consequence of which the Company was re-listed to be traded on the Over-the-Counter Bulletin Board.  Certain minor textual modifications have also been made herein.

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

36

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

The principal executive offices of the Company are located at 3163 Kennedy Boulevard, Jersey City, New Jersey, telephone (201) 217-4137. The Company's stock symbol on the Over-the-Counter Bulletin Board is "RCOV". Effective October 26, 2005, the Company’s common stock was re -listed on the Over the Counter Bulletin Board under the trading symbol “RCOV”.

Business - General

RECOV Energy, Corp., (“RCOV”) is actively seeking merger candidates in the energy reclamation field. Previously, the Company was a consumer products development and holding company that had developed or acquired several potentially market leading products that service a wide range of consumer needs.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board under the symbol "RCOV".  The following bid quotations have been reported for quarterly periods ending March 31, 2003 thru June 30, 2005.

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

On April 7, 2005, the Company issued 6,100,000 restricted shares pursuant to an exemption under Section 4(2) to its president for services to be rendered for the period from April 1, 2005 through March 31, 2006.  This issuance was made in contemplation of the negotiations with the Company’s then acquisition target Carbon Recovery Corporation, concurrent with these ongoing negotiations and the due diligence necessitated by such an acquisition. It was a condition precedent to the potential closing of that acquisition that these shares would be returned to treasury and cancelled.  The president returned such shares to the Company in anticipation of their cancellation but do to the protracted duration of these negotiations these shares remained issued and un-cancelled until the current period when during the preparation of the Form 10-QSB for the quarter ended June 30, 2005 it was determined that these shares were still outstanding and had not been cancelled.  Additionally, it was determined that pursuant to Delaware corporate law these shares were in fact not validly issued.  Delaware corporate law does not allow shares to be issued in futuro which was the case in this issuance. The shares were returned to the transfer agent for cancellation on September 26, 2005 and such as return to treasury as un-issued.

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

Item 6.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Results of Operations

Years ended March 31, 2005 and 2004

For the year ended March 31, 2005, the Company had a net loss of $141,812 compared to a net loss of $57,065 for the prior year ended March 31, 2004.  Among other matters, the Company’s results of operations were principally affected (i) by the recognition of a beneficial conversion feature relating to a reduction in the conversion price of the Company’s outstanding convertible demand notes, which had the effect of increasing reported interest expense by $393,460, and (ii) a gain of $440,447 arising from the de-recognition of liabilities attributable to previously discontinued subsidiaries.

Revenues

For the year ended March 31, 2005, the Company’s revenues were $1,052 compared to $54,312 for the prior year ended March 31, 2004.  Revenues were principally from services from providing marketing services. Revenues from marketing activity were recognized when the services were performed.

Expenses

For the year ended March 31, 2005, the Company’s expenses were $551,046 compared to $104,135 in the prior year ended March 31, 2004. The increase was primarily due to the increased interest arising from the recognition of the beneficial conversion feature discussed above.  Selling, general and administrative expenses, including consulting expenses, increased by $21,542 in fiscal 2005.

Material changes in financial condition, liquidity and capital resources

At March 31, 2005, the Company had cash of $38 compared to $536 at March 31, 2004.  The Company had  negative working capital of $606,973 at March 31, 2005 compared to negative working capital of $819,785 at March 31, 2004.  During fiscal 2005 the Company’s operating activities required cash of $17,385.  As operations did not generate sufficient cash to warrant the continuation of its businesses, the Company divested itself of its two operating subsidiaries.

Item 7.  Financial Statements.

INDEX

         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

  9

Consolidated Financial Statements:

Balance Sheet

10

Consolidated Statement of Income

11

Consolidated Statement of Changes in Shareholders' Deficit

12

Consolidated Statement of Cash Flows

13

Notes to Consolidated Financial Statements

14-21

INDEPENDENT AUDITORS REPORT

22

Consolidated Financial Statements:

Consolidated Balance Sheet

23

Consolidated Statement of Operations

24

Consolidated Statement of Shareholders' Deficit

25

Consolidated Statement of Cash Flows

26

Notes to Consolidated Financial Statements

27-35

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

 /s/ Michael F. Albanese, C.P.A.

Parsippany, New Jersey

September 30, 2005

RECOV ENERGY, CORP. FKA INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED BALANCE SHEET March 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 38
TOTAL CURRENT ASSETS	38

OTHER ASSETS
Property and equipment, net	15,123
TOTAL OTHER ASSETS	15,123

TOTAL ASSETS	$ 15,161

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 210,019
Notes payable and accrued interest (principally related parties)	396,992
TOTAL CURRENT LIABILITIES	607,011

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares	-
authorized, none issued and outstanding
Common stock, $.001 par value, 200,000,000 shares
authorized, 668,026 issued and outstanding	668
Paid-in-capital	3,359,631
Accumulated deficit	(3,952,149)
TOTAL SHAREHOLDERS' DEFICIT	(591,850)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 15,161

See independent auditors' report and notes to financial statements

RECOV ENERGY, CORP. FKA INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED INCOME STATEMENT YEAR ENDED ENDED MARCH 31, 2005

REVENUE	$ 1,052

COST OF REVENUE	-

1,052

EXPENSES
Interest expense	425,068
Selling, general and administrative expenses	109,477
Consulting services	14,000
Marketing	1,301
Rent	1,200
TOTAL EXPENSES	551,046

(549,994)
OTHER EXPENSE

Loss on impairment of website	(21,425)
Loss on disposition of wholly owned subsidiaries	(10,841)
TOTAL OTHER EXPENSE	(32,266)

LOSS FROM CONTINUING OPERATIONS	(582,266)

DISCONTINUED OPERATIONS
Gain on reduction of debt of discontinued subsidiary	440,447

NET LOSS	$ (141,812)

LOSS PER SHARE:
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	663,839

CONTINUING OPERATIONS LOSS PER SHARE	$ (0.877)
BASIC AND DILUTED LOSS PER SHARE	$ (0.214)

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

  393,460

Effect on pre-tax income previously reported

 414,885

Reduction of previous income tax accrual

(103,768)

Effect on net income (loss)

(311,117)

Net income previously reported

  169,305

Net loss as restated

$ (141,812)

The restatements resulted in previously reported income per share of $0.255 being changed to loss per share of $0.214.

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

RECOV ENERGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS -- Continued

 (B)

Stock Issuance for Services

During the period ended June 30, 2005, the Company issued 6,100,000 restricted shares pursuant to an exemption under Section 4(2) to its president for services to be rendered for the period from April 1, 2005 through March 31, 2006.  This issuance was made in contemplation of the negotiations with the Company’s then acquisition target Carbon Recovery Corporation, concurrent with these ongoing negotiations and the due diligence necessitated by such an acquisition. It was a condition precedent to the potential closing of that acquisition that these shares would be returned to treasury and cancelled.  The president returned such shares to the Company in anticipation of their cancellation but do to the protracted duration of these negotiations these shares remained issued and un-cancelled until the current period when during the preparation of the Form 10-QSB for the quarter ended June 30, 2005 it was determined that these shares were still outstanding and had not been cancelled.  Additionally, it was determined that pursuant to Delaware corporate law these shares were in fact not validly issued.  Delaware corporate law does not allow shares to be issued in futuro which was the case in this issuance. The shares were returned to the transfer agent for cancellation on September 26, 2005 and such as return to treasury as un-issued.

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Interactive Multimedia Network, Inc.

Jersey City, New Jersey

We have audited the accompanying consolidated balance sheet of Interactive Multimedia Network, Inc. and subsidiaries as of March 31, 2004 , and the related consolidated statements of income, shareholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The foregoing audit report was originally dated July 13, 2004. However, in the interest of full disclosure, we are restating our financial statements to reflect a “1 for 20” reverse stock split. This change in Stockholder Equity was approved by the Company’s majority shareholders on March 15, 2005. The impact on Earnings/Loss Per Share is reflected in the Comparative 2004 and 2003 Consolidated Statement of Operations. We have calculated the new Earnings/Loss Per Share and delineated the original calculation before the reverse stock split. No other audit work was performed on Interactive Multimedia Network, Inc. and subsidiaries.

Dischino & Associates, P.C.

Fairfield, New Jersey

October 24, 2005

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

See independent auditors' report and notes to financial statements

AS OF 10/24/05 - RESTATED TO REFLECT REVERSE COMMON STOCK SPLIT : 1 FOR 20 BASIS - APPROVED BY CONSENT OF THE MAJORITY SHAREHOLDERS (ON MARCH 15, 2005) AFTER ORIGINAL AUDITED FINANCIAL STATEMENTS WERE ISSUED ****

INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
	2004	2003
REVENUE	$54,312	39,262
COST OF GOODS SOLD	94	6,609
INCOME BEFORE SELLING, GENERAL, AND ADMINISTRATIVE	54,218	32,653

OPERATING EXPENSES
Marketing	1,000	8,911
Consulting services	50,000	79,813
Rent	1,200	1,200
Loss on write down of acquired subsidiary inventory	0	60,597
Selling, general, and administrative expenses	51,935	151,973
TOTAL OPERATING EXPENSES	104,135	302,494
INCOME (LOSS) FROM OPERATIONS	(49,917)	(269,841)
OTHER INCOME (EXPENSE):
Interest expense	(7,148)	(6,148)

TOTAL OTHER INCOME (EXPENSE)	(7,148)	(6,148)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(57,065)	(275,989)
MINORITY INTEREST IN SUBSIDIARY	0	1,747
NET INCOME (LOSS)	$(57,065)	(274,242)

EARNINGS (LOSS) PER SHARE: RESTATED FOR REVERSE COMMON STOCK SPLIT ****
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	524,730	476,586
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.110)	(0.580)

SEE ATTACHED INDEPENDENT AUDITOR'S LETTER DATED 10/24/05.

OUR ORIGINAL REPORTING OF WEIGHTED AVERAGE COMMON STOCK SHARES AND RESULTING EARNINGS/(LOSS) PER SHARE BEFORE 3/15/05 MAJORITY SHAREHOLDER APPROVAL OF "1 FOR 20" REVERSE SPLIT:
	2004	2003
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,494,595	9,531,710
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	(0.005)	(0.030)

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

RECOV Energy, Corp.

Date: November 1 , 2005

By:  /s/ Richard J. Verdiramo

---------------------------------

Richard J. Verdiramo, President

40