Form 10QSB/A
period 2005-06-30
RECOV Energy, Corp.
filed 2005-11-02
CIK 1060910

      OMB APPROVAL

OMB Number: 3235-0416

Expires: March 31, 2007

Estimated average burden

hours per response    182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB /A

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

RECOV Energy, Corp.

FORM 10-QSB /A

June 30, 2005

INDEX

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	1 5

Item 3. Controls and Procedures	1 5

Part II – Other Information

Item 1. Legal Proceedings	1 6

Item 2. Changes in Securities and Use of Proceeds	1 6

Item 3. Defaults Upon Senior Securities	1 6

Item 4. Submission of Matters to a Vote of Security Holders	1 7

Item 5. Other Information	1 7

Item 6. Exhibits and Reports on Form 8-K	1 7

Signature Page	1 8

EXPLANATORY NOTE

This Form 10-QSB/A has been amended principally to reflect certain corrections to the financial statements included in the Company’s Form 10-QSB filed on October 4, 2005.  These financial statement corrections relate to: (i) a recalculation of the earnings per share included in the Consolidated Income Statement; (ii) reclassification of the Gain on Reduction of Debt of Discontinued Subsidiary from a line item within the Continuing Operations section to a separate line item of the Consolidated Income Statement; (iii) to include disclosure relating to the Company curing the deficiencies in its reporting obligations under NASD Rule 6530 as a consequence of which the Company was re-listed to be traded on the Over-the-Counter Bulletin Board.   Certain minor textual modifications have also been made herein.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

RECOV ENERGY, CORP.
FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
	June 30,	March 31,
	2005	2005
CURRENT ASSETS
Cash and cash equivalents	$-	$38
Prepaid expenses	160,971
Accounts Receivable	10,000	-
TOTAL CURRENT ASSETS	170,971	38

OTHER ASSETS
Property and equipment, net	3,308	15,123
TOTAL OTHER ASSETS	3,308	15,123

TOTAL ASSETS	$174,279	$15,161

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$225,465	$210,019
Notes payable and accrued interest (principally related parties)	348,321	396,992
TOTAL CURRENT LIABILITIES	573,786	607,011

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $.001 par value, 200,000,000 shares
authorized, 9,190,692 issued and outstanding - June 30,2005
and 668,026 issued and outstanding - March 31, 2005	9,191	668
Paid-in-capital	3,610,898	3,359,631
Accumulated deficit	(4,019,596)	(3,952,149)
TOTAL SHAREHOLDERS' DEFICIT	(399,507)	(591,850)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$174,279	$15,161

See accompanying notes to financial statements.

RECOV ENERGY, CORP. FKA INTERACTIVE MULTIMEDIA NETWORK, INC. CONSOLIDATED INCOME STATEMENT QUARTER ENDED JUNE 30,

		RESTATED
	2005	2004

REVENUE	$-	$1,052

COST OF REVENUE	-

	-	1,052

EXPENSES
Consulting services	53,700	-
Selling, general and administrative expenses	17,300	2,085
Rent	300	300
Interest expense	(3,852)	2,262
TOTAL EXPENSES	67,447	4,647

LOSS FROM CONTINUED OPERATIONS	(67,447)	(3,595)

DISCONTINUED OPERATIONS
Gain on reduction of debt of discontinued subsidiary	-	440,492

NET (LOSS) INCOME	$(67,447)	$436,897

(LOSS) EARNINGS PER SHARE:
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	3,953,900	653,511

CONTINUING OPERATIONS LOSS PER SHARE	(0.017)	(0.006)
BASIC AND DILUTED (LOSS) EARNINGS PER SHARE	$(0.017)	$0.669

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

On September 26, 2005 the Company did file its amended annual report on Form 10 KSB/A for the fiscal year ended March 31, 2005.  The Company subsequently amended that F orm 10 KSB/A with the Form 10 KSB/A – 2 which was filed on October 4, 2005.  The filing of that Form 10-KSB and the Form 10-QSB on October 4, 2005 satisfied the reporting deficiency under NASD 6530.

On October 26, 2005 the Company was re-listed on the Over-the-Counter Bulletin Board under the trading symbol ‘RCOV”.

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