Form 10QSB
period 2005-09-30
RECOV Energy, Corp.
filed 2005-11-17
CIK 1060910

      OMB APPROVAL

OMB Number: 3235-0416

Expires: March 31, 2007

Estimated average burden

hours per response    182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2005

or

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

RECOV Energy, Corp.

FORM 10-QSB

September 30, 2005

INDEX

Part I – Financial Information

Item 1. Consolidated Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	14

Item 3. Controls and Procedures	14

Part II – Other Information

Item 1. Legal Proceedings	15

Item 2. Changes in Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	16

Item 6. Exhibits	16

Signature Page	17

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

RECOV ENERGY, CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
	September 30,	March 31,
	2005	2005
CURRENT ASSETS
Cash and cash equivalents	$-	$38
Accounts Receivable	10,000	-
TOTAL CURRENT ASSETS	10,000	38

OTHER ASSETS
Property and equipment, net	3,282	15,123
TOTAL OTHER ASSETS	3,282	15,123

TOTAL ASSETS	$13,282	$15,161

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$231,510	$210,019
Notes payable and accrued interest (principally related parties)	338,618	396,992
TOTAL CURRENT LIABILITIES	570,129	607,011

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $.001 par value, 200,000,000 shares
authorized, 3,869,521 issued and outstanding - September 30,2005
and 668,026 issued and outstanding - March 31, 2005	3,870	668
Paid-in-capital	3,414,857	3,359,631
Accumulated deficit	(3,975,573)	(3,952,149)
TOTAL SHAREHOLDERS' DEFICIT	(556,847)	(591,850)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$13,282	$15,161

See accompanying notes to financial statements.

RECOV ENERGY, CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED INCOME STATEMENT
SEPTEMBER 30, 2005

	THREE MONTHS SEPTEMBER 30		SIX MONTHS SEPTEMBER 30
		RESTATED		RESTATED
	2005	2004	2005	2004

REVENUE	$-	$-	$-	$1,052
	-	-	-	1,052
EXPENSES
Consulting services	(53,700)	-	-	-
Selling, general and administrative expenses	6,150	29,369	23,450	31,454
Rent	300	300	600	600
Interest expense	3,226	2,263	(626)	4,525
TOTAL EXPENSES	(44,024)	31,932	23,424	36,579
INCOME (LOSS) FROM CONTINUED OPERATIONS	44,024	(31,932)	(23,424)	(35,527)

DISCONTINUED OPERATIONS:
Gain on reduction of debt of discontinued subsidiary	-	-	-	440,492
NET (LOSS) INCOME	$44,024	$(31,932)	$(23,424)	$404,965

EARNINGS (LOSS) PER SHARE:, WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	5,126,825	665,804	4,543,568	659,691

CONTINUING OPERATIONS EARNINGS (LOSS) PER SHARE	$0.009	$(0.048)	$(0.005)	$(0.054)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.009	$(0.048)	$(0.005)	$0.614

See accompanying notes to financial statements.

RECOV ENERGY, CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
SIX MONTHS ENDED SEPTEMBER 30, 2005
								Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Options	Deficit	Equity/ (Deficit)
Balance, beginning April 01, 2004	-	-	653,511	653	2,955,986	-	(3,842,290)	(885,651)

Issuance of common stock	-	-	7,500	8	9,992	-	-	10,000

Issuance of common stock for services	-	-	7,000	7	13,993	-	-	14,000

Imputed rent expense	-	-	-	-	1,200	-	-	1,200

Disposal of wholly owned subsidiaries					(15,000)		31,953	16,953

Additional shares due to reverse stock split			15					-

Beneficial conversion feature					393,460			393,460

Net loss	-	-	-	-	-	-	(141,812)	(141,812)
Balance, ended March 31, 2005	-	$-	668,026	$668	$3,359,631	$-	$(3,952,149)	$(591,850)

Conversion of notes payable into common stock	-	-	3,121,495	3,121	54,626	-	-	57,747

Imputed rent expense	-	-	-	-	600	-	-	600

Issuance of common stock for services			6,100,000	6,100	208,571			214,671

Return of common stock for services			(6,100,000)	(6,100)	(208,571)			(214,671)

Issuance of common stock for 100% interest of SoySlim			80,000	80	-			80

Net loss	-	-	-	-	-	-	(23,424)	(23,424)
Balance, ended September 30, 2005			3,869,521	3,869,521	3,414,857		(3,975,573)	(556,847)

See accompanying notes to financial statements.

RECOV ENERGY, CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,424)	$404,965
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	51	3,442
Issuance of stock for services	214,671	14,000
Loss on disposal of fixed assets	1,869	-
Accrued interest - shareholders loan	(626)	4,525
Office rent applied to paid in capital	600	600
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	4,938
Accounts payable and accrued liabilities	21,491	(443,365)
Notes payable and accrued interest	(57,748)	-
NET CASH USED IN OPERATING ACTIVITIES	146,884	(10,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	9,920	(2,150)
Minority interest paid in capital from subsidiary acquisition (net)	-	1,747
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,920	(403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	1,600
Additional paid-in-capital	-	9,850
Conversion of shareholders loans	44,820	-
Issuance of common stock	(5,321)	150
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,498	11,600

NET (DECREASE) INCREASE IN CASH	196,303	302

CASH, BEGINNING OF PERIOD	38	536

CASH, END OF PERIOD	$-	$838

SUPPLEMENTAL INFORMATION:
Issuance of shares in payment of services	$-	$14,000

See accompanying notes to financial statements.

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending March 31, 2006. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's annual report on Form 10-KSB-2 for the year ended March 31, 2005.

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

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Advertising

The Company expenses advertising costs as incurred.  There was no advertising expense for the six months ended September 30, 2005 and 2004.

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 3 – PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION

Property and equipment, net, at September 30, 2005 and March 31, 2005 consists of the following:

	Sept. 30, 2005	March 31, 2005
Furniture & Fixtures	4,770	4,770
Equipment	5,137	5,137
Computer Equipment	-	27,254
Software	-	1,626
Website	-	10,000
	9,907	48,787
Less: Accumulated depreciation and amortization	6,625	33,664
Property and equipment, net	3,282	15,123

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained continuing operating losses and has net working capital and shareholders’ equity deficits at September 30, 2005.  Currently the Company has no operating business or source of revenue.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuances that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. There is no assurance that management will be successful in these endeavors.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has been involved in periodic transactions, whereby money has been loaned to the former President of the Company and the former President of the Company has loaned money to the Company.  There were no loans to this party during the six month period ended September 30, 2005 and the year ended March 31, 2005.  The Company was obligated to the former President for notes payable and accrued interest of $262,209 and $255,935 as of September 30, 2005 and March 31, 2005 respectively.

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Legal services to RECOV Energy Corp. have been performed by Verdiramo & Verdiramo, P.A.  This professional association is owned by Vincent L. Verdiramo, the former President of RECOV Energy Corp. and his son Vincent S. Verdiramo.  The cost of legal services billed to the Company was $5,000 and $20,264 for September 30, 2005 and September 30, 2004. The amount outstanding to this professional association was $110,784 and $105,784 as of September 30, 2005 and March 31, 2005 and is included in Accounts Payable and Accrued Liabilities.

Verdiramo & Verdiramo, P.A. is providing limited use of office space to RECOV Energy Corp.  Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount has been reflected in the financial statements as rent expense with an offset to paid-in capital in the amount of $600 in both periods ended September 30, 2005 and 2004, respectively.

The Company has received loans and advances from stockholders and related parties. These transactions are in the form of unsecured convertible demand loans bearing interest of 6% to 15% per annum.  The total balance due was $338,618 and $396,992 as of September 30, 2005 and March 31, 2005, respectively. This includes approximately $133,969 and $170,099 of accrued interest as of September 30, 2005 and March 31, 2005, respectively.  Effective February 9, 2005, the rate of conversion for these notes was reduced from $0.10 per common share to $0.0185 per common share. As of March 31, 2005, the Company recognized a beneficial conversion feature attributable to the reduction in the conversion price of these convertible demand notes, the effect of which has been to record imputed interest expense in the amount of $393,460.

During the six months ended September 30, 2005, the Company issued 3,121,495 shares of free trading common stock, in conversion of $57,748 of convertible notes payable.  The conversion price was $0.0185 per share.  The Company received an opinion from counsel that the shares issued in these transactions were free trading.

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

Effective on the close of business on March 28, 2005 the Company implemented a reverse split of the common stock on the basis of twenty shares pre-split for one share post-split. The number of common shares outstanding at the close of business March 28, 2005 was 13,360,211. The number of common shares outstanding was 3,869,521 and 668,011 as of September 30, 2005 and September 30, 2004, respectively.

During the period ended June 30, 2005, the Company issued 6,100,000 restricted shares pursuant to an exemption under Section 4(2) to its president for services to be rendered for the period from April 1, 2005 through March 31, 2006.  This issuance was made in contemplation of the negotiations with the Company’s then acquisition target Carbon Recovery Corporation, concurrent with these ongoing negotiations and the due diligence necessitated by such an acquisition. It was a condition precedent to the potential closing of that acquisition that these shares would be returned to treasury and cancelled.  The president returned such shares to the Company in anticipation of their cancellation but do to the protracted duration of these negotiations these shares remained issued and un-cancelled until the current period when during the preparation of the Form 10-QSB for the quarter ended June 30, 2005 it was determined that these shares were still outstanding and had not been cancelled.  Additionally, it was determined that pursuant to Delaware corporate law these shares were in fact not validly issued.  Delaware corporate law does not

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 8 – STOCKHOLDER’S EQUITY – (continued):

allow shares to be issued in futuro which was the case in this issuance. The shares were returned to the transfer agent for cancellation on September 26, 2005 and returned to the Company treasury. All amounts previously recorded upon issuance of the shares to the President were reversed in the quarter ended September 30, 2005.

80,000 shares of common stock were issued to the minority owners of SoySlim for the Company to have 100% ownership of SoySlim.

Paid in Capital

The Company recognized an increase in paid-in capital for the amount of imputed interest expense related to the beneficial conversion feature of its convertible demand notes and the value of rent contributed by Verdiramo and Verdiramo, P.A.

NOTE 9 – INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for the periods ended September 30, 2005 and 2004, due to operating losses incurred since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding its realizability.

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

NOTE 11 – ADJUSTMENT TO RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMER 30, 2004

The amount of the gain arising from de-recognition of the subsidiaries’ liabilities previously reported for the first six months of fiscal 2005 in the amount $882,812 has been reduced by $221,160, as disclosed in the Company’s Form 10-KSB for fiscal 2005 as originally filed.  There were 7,000 shares of common stock issued for $14,000 of services during the quarter ended September 30, 2004.  This was previously recorded in the quarter ended March 31, 2005. The quarter ended September 30, 2004 has been restated to include the issuance of the common stock.   The schedule below reports the effect of the restatements and the per share amounts.

	Three Months Ended	Six Months Ended
	September 30, 2004
Previously Reported Income (Loss)	$(17,932)	$640,125
Issuance of stock for services	(14,000)	(14,000)
Gain on reduction of debt	-	(221,160)
Restated Income (Loss)	$(31,932)	$404,965

Per Share Income (loss)
Previously Reported	$(0.027)	$0.970
Restated	$(0.048)	$0.614

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is continuing its search for an acquisition candidate and management intends to wide the search for target companies beyond the energy reclamation industry.  There are several emerging and re-emerging growth segments that potentially could yield favorable value for our shareholders.  It maybe necessary and appropriate for the Company to change its name to more accurately reflect its new business direction once a potential candidate is located.

Results of Operations

Three months ended September 30, 2005 and 2004

During the three month period ending September 30, 2005, the Company incurred net income from operations of $44,024 compared to a net loss of $31,932 for the same period ended September 30, 2004.  The main component contributing to this increase was the return on common stock that had been issued as payment for consulting services which were to be rendered during this fiscal year.

Six months ended September 30, 2005 and 2004

During the six month period ending September 30, 2005, the Company incurred a loss from operations of $23,424 compared to a loss of $35,527 for the same period ended September 30, 2004.  The main component contributing to the decrease in the loss was a decrease in Selling, General and Administrative expenses for the period.

Additionally, during the six month period ended September 30, 2004, the Company recognized a Gain on the Reduction of Debt of a Discontinued Subsidiary of $440,492. This was an extraordinary item associated with the Company’s former AutoSmart subsidiaries.

Revenues

During the three month period ending September 30, 2005, the Company’s revenues from operations $-0- compared to $-0- for the same period ended September 30, 2004.  The Company currently has no business activities.

During the six month period ending September 30, 2005, the Company’s revenues from operations $-0- compared to $1,052 for the same period ended September 30, 2004.  This decrease was the result of the Company having spun off its two subsidiaries as a stock dividend to its shareholders effective March 28, 2005. Revenues for the period ended September 30, 2004 were from the provision of marketing services which are recognized when the services are completed.

Operating Expenses

During the three months ended September 30, 2005, the Company incurred $(44,024) in operating expenses from operations as compared to $31,932 in the same period in 2004. This decrease was due to the return of shares of common stock that had been issued for services.  Also, Selling, General and Administrative expenses decreased by $23,219 during the three month period ended September 30, 2005 compared to the same period ended September 30, 2004.

During the six months ended September 30, 2005, the Company incurred $23,424 in operating expenses from operations as compared to $36,527 in the same period in 2004. This decrease was due to a decrease in Selling, General and Administrative expenses of $8,004 during the six month period ended September 30, 2005 compared to the same period ended September 30, 2004.

Material changes in financial condition, liquidity and capital resources

At September 30, 2005, the Company had $ -0- in cash and cash equivalents compared to $38 in cash at March 31, 2005.  The Company had a negative working capital of approximately $560,129 at September 30, 2005.  The Company currently has no revenue producing operations.  The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

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

Item 2.  Changes in Securities.

During the period ended September 30, 2005, the Company issued 2,422,666 shares of free trading common stock, in conversion of $44,819 of convertible notes payable.  The conversion price was $0.0185 per share.  The Company received an opinion from counsel that the shares issued in these transactions were free trading.

During the period ended September 30, 2005, the Company issued 6,100,000 restricted shares pursuant to an exemption under Section 4(2) to its president for services to be rendered for the period from April 1, 2005 through March 31, 2006.  This issuance was made in contemplation of the negotiations with the Company’s then acquisition target Carbon Recovery Corporation, concurrent with these ongoing negotiations and the due diligence necessitated by such an acquisition.  It was a condition precedent to the potential closing of that acquisition that these shares would be returned to treasury and cancelled.  The president returned such shares to the Company in anticipation of their cancellation but do to the protracted duration of these negotiations these shares remained issued and un-cancelled until the current period when during the preparation of the Form 10-QSB for the quarter ended September 30, 2005 it was determined that these shares were still outstanding and had not been cancelled.  Additionally, it was determined that pursuant to Delaware corporate law these shares were in fact not validly issued.  Delaware corporate law does not allow shares to be issued in futuro which was the case in this issuance. The shares were returned to the transfer agent for cancellation on September 26, 2005 for return to the Company treasury.

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

On September 26, 2005 the Company did file its amended annual report on Form 10 KSB/A for the fiscal year ended March 31, 2005.  The Company subsequently amended that Form 10 KSB/A with the Form 10 KSB/A – 2 which was filed on October 4, 2005 and again with the filing of the From 10 KSB/A – 3 on November 2, 2005. On that same date, the Company also filed a Form 10 QSB/A for the period ended June 30, 2005.  The filing of the Form 10-KSB and the Form 10-QSB on October 4, 2005 satisfied the reporting deficiency under NASD 6530.

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

Date:  November 16, 2005

By: /s/ Richard J. Verdiramo

----------------------------------------------------------

Richard J. Verdiramo, President, CEO and CFO