Form 10QSB
period 2005-12-31
GENERAL METALS CORP
filed 2006-02-22
CIK 1060910

OMB APPROVAL

OMB Number: 3235-0416

Expires: March 31, 2007

Estimated average burden

hours per response	182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

GENERAL METALS CORPORATION

(Exact Name of Small Business Registrant as Specified in its Charter)

Delaware	000-24189	65-0488983
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3163 Kennedy Boulevard, Jersey City, New Jersey	07306
(Address of principal executive offices)	(Zip Code)

(201) 217-4137

(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 8, 2006, the number of the Company's shares of par value $.001 common stock outstanding was 49,217,021.

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

SEC 2334 (9-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

RECOV ENERGY CORP.

FORM 10-QSB

December 31, 2005

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

RECOV ENERGY CORP

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
	December 31,	March 31,
	2005	2005
CURRENT ASSETS
Cash and cash equivalents	$30,000	$38
Accounts Receivable	10,000	-
TOTAL CURRENT ASSETS	40,000	38

OTHER ASSETS
Property and equipment, net	3,257	15,123
TOTAL OTHER ASSETS	3,257	15,123

TOTAL ASSETS	$43,257	$15,161

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$246,498	$210,019
Notes payable and accrued interest (principally related parties)	365,956	396,992
TOTAL CURRENT LIABILITIES	612,454	607,011

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $.001 par value, 25,000,000 shares authorized, 7,669,521 issued and outstanding - December 31, 2005 and 668,026 issued and outstanding - March 31, 2005	7,669	668

Paid-in-capital	3,429,157	3,359,631
Accumulated deficit	(4,006,022)	(3,952,149)
TOTAL SHAREHOLDERS' DEFICIT	(569,197)	(591,850)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$43,257	$15,161

See accompanying notes to financial statements.

RECOV ENERGY CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED INCOME STATEMENT
DECEMBER 31, 2005

	THREE MONTHS DECEMBER 31		NINE MONTHS DECEMBER 31
				RESTATED
	2005	2004	2005	2004
REVENUE	$-	$-	$-	$1,052

EXPENSES
Selling, general and administrative expenses	16,367	7,866	39,817	39,320
Rent	300	300	900	900
Marketing	1,645	-	1,645	-
Interest expense	12,137	2,317	11,511	6,842
TOTAL EXPENSES	30,449	10,483	53,873	47,062

INCOME (LOSS) FROM CONTINUED OPERATIONS	(30,449)	(10,483)	(53,873)	(46,010)

DISCONTINUED OPERATIONS:
Gain on reduction of debt of discontinued subsidiary	-	-	-	440,492
NET INCOME / (LOSS)	$(30,449)	$(10,483)	$(53,873)	$394,482

EARNINGS (LOSS) PER SHARE:
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,204,304	668,011	4,764,614	662,475

CONTINUING OPERATIONS LOSS PER SHARE	$(0.006)	$(0.016)	$(0.011)	$(0.069)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.006)	$(0.016)	$(0.011)	$0.595

See accompanying notes to financial statements.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
NINE MONTHS ENDED DECEMBER 31, 2005
								Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Options	Deficit	Equity/(Deficit)
Balance, beginning April 01, 2004	-	-	653,511	$653	$2,955,986	-	$(3,842,290)	$(885,651)

Issuance of common stock	-	-	7,500	8	9,992	-	-	10,000

Issuance of common stock for services	-	-	7,000	7	13,993	-	-	14,000

Imputed rent expense	-	-	-	-	1,200	-	-	1,200

Disposal of wholly owned subsidiaries	-	-			(15,000)	-	31,953	16,953

Additional shares due to reverse stock split	-	-	15			-	-	-

Beneficial conversion feature	-	-			393,460	-	-	393,460

Net loss	-	-	-	-	-	-	(141,812)	(141,812)
Balance, ended March 31, 2005	-	-	668,026	668	3,359,631	-	(3,952,149)	(591,850)

Conversion of notes payable into common stock	-	-	3,921,495	3,921	68,626	-	-	72,547

Imputed rent expense	-	-	-	-	900	-	-	900

Issuance of common stock for services	-	-	9,100,000	9,100	208,571	-	-	217,671

Return of common stock for services	-	-	(6,100,000)	(6,100)	(208,571)	-	-	(214,671)

Issuance of common stock for 100% interest of SoySlim	-	-	80,000	80	0	-	-	80

Net loss	-	-	-	-	-	-	(53,873)	(53,873)
Balance, ended December 31, 2005			7,669,521	$7,669	$3,429,157		$(4,006,022)	$(569,197)

See accompanying notes to financial statements.

RECOV ENERGY, CORP.

FKA INTERACTIVE MULTIMEDIA NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31,
		RESTATED
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(53,873)	$394,482
Adjustments to reconcile net income / (loss) to net cash
used in operating activities:
Depreciation and amortization	77	5,163
Issuance of stock for services	3,000	14,000
Loss on disposal of fixed assets	1,869	-
Accrued interest, shareholders loan	11,511	6,842
Office rent applied to paid in capital	900	900
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	7,874
Accounts payable and accrued liabilities	36,479	(441,565)
Notes payable and accrued interest	79	-
NET CASH USED IN OPERATING ACTIVITIES	(9,958)	(12,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	9,920	(2,150)
Minority interest paid in capital from subsidiary acquisition (net)	-	1,747
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,920	(403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	-	4,129
Proceeds from loans	30,000	-
Additional paid-in-capital	-	9,850
Issuance of common stock	-	150
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	14,129

NET (DECREASE) INCREASE IN CASH	29,962	1,422
CASH, BEGINNING OF PERIOD	38	536
CASH, END OF PERIOD	$30,000	$1,958

SUPPLEMENTAL INFORMATION:
Issuance of shares for 100% ownership of SoySlim	$80	-
Issuance of shares in payment of services	$3,000,000	$14,000

See accompanying notes to financial statements.

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

RECOV Energy, Corp., f/k/a Interactive Multimedia Network, Inc. (the “Company”) was organized in the State of New Jersey on March 04, 1994 and reincorporated in the State of Delaware on September 13, 1995. Effective March 29, 2005, the name of the Company changed to RECOV Energy, Corp.. The Company is a shell company that is actively seeking a potential merger or acquisition candidate.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending March 31, 2006. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's annual report on Form 10-KSB/3 for the year ended March 31, 2005 as filed on November 2, 2005

The Company had two subsidiaries: AutoSmart USA, Inc., a Nevada corporation and AutoSmart USA Leasing, Inc., a Florida corporation, which operate in tandem the vehicle sales operations of the Company. During the fiscal year ended March 31, 2002, these two subsidiaries ceased operations.

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

The applicable opening balances in the stockholders' equity accounts were restated to reflect a reverse stock split which was effective March 15, 2005

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

DECEMBER 31, 2005

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that RECOV Energy, Corp.’s revenue recognition practices are in conformity with the guidelines of SAB 104.

Advertising

The Company expenses advertising costs as incurred. There was no advertising expense for the nine months ended December 31, 2005 and 2004.

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Recent Accounting Pronouncements:

The Statement of Financial Accounting Standards Board (SFAS) No. 141, “Business Combinations,” was issued by the Financial Accounting Standards Board (FASB) in July 2001. This Statement establishes standards for accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This Statement is effective for all business combinations initiated after September 30, 2001 and supersedes APB Opinion No. 16, “Business Combinations” as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

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

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 3 – PROPERTY, EQUIPMENT AND ACCUMULATED DEPRECIATION

Property and equipment, net, at December 31, 2005 and March 31, 2005 consists of the following:
	Dec. 31, 2005	March 31, 2005
Furniture & Fixtures	4,770	4,770
Equipment	5,137	5,137
Computer Equipment	-	27,254
Software	-	1,626
Website	-	10,000
	9,907	48,787
Less: Accumulated depreciation and amortization	6,650	33.664
Property and equipment, net	3,257	15,123

The Company sold its Computer Equipment, Software and Website to its former subsidiary, Best Health, Inc.

NOTE 4 – COMMITMENTS AND CONTINGENCIES - LITIGATION

In October 2001, the Company’s wholly owned subsidiaries, AutoSmart USA, Inc. and AutoSmart Leasing USA, Inc. ceased operations. AutoSmart Leasing USA, Inc. et. al. are currently the defendants in one lawsuit in which the total amount being requested for recovery is approximately $175,000, plus legal fees and interest. The Plaintiff in this matter has been granted a motion to enjoin the Company as a co-defendant in this matter. The Company has filed for Summary Judgment in this matter. Management and its counsel believe that the Plaintiff’s motion against the Company is without merit and will be favorably resolved.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained continuing operating losses and has net working capital and shareholders’ equity deficits at December 31, 2005. Currently the Company has no operating business or source of revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 5 – GOING CONCERN – (continued)

overhead. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in marketing through multiple media channels. Management intends to seek new capital from new equity security issuances that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan. There is no assurance that management will be successful in these endeavors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 17, 2005, the Company’s Board of Directors voted to divest itself of Best Health, Inc. and SoySlim. This was effectuated by declaring and issuing a stock dividend on March 28, 2005 to all shareholders of record on

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 6 – SUBSIDIARY RELATED TRANSACTIONS – (continued)

February 17, 2005. To accomplish this divestiture, the shares owned by the Company were returned to its subsidiaries. Concurrently Best Health, Inc. and SoySlim, Corp. each issued one share of its own common stock to each shareholder of the Company on a one to one basis. The Company incurred a net loss of $10,841 on the divestiture of these two subsidiaries.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has been involved in periodic transactions, whereby money has been loaned to the former President of the Company and the former President of the Company has loaned money to the Company. There were no loans to this party during the six month period ended December 31, 2005 and the year ended March 31, 2005. The Company was obligated to the former President for notes payable and accrued interest of $259,182 and $255,935 as of December 31, 2005 and March 31, 2005 respectively.

Legal services to RECOV Energy Corp. have been performed by Verdiramo & Verdiramo, P.A. This professional association is owned by Vincent L. Verdiramo, the former President of RECOV Energy Corp. and his son Vincent S. Verdiramo. The cost of legal services billed to the Company was $ -0- and $20,264 for December 31, 2005 and December 31, 2004. The amount outstanding to this professional association was $110,784 and $105,784 as of December 31, 2005 and March 31, 2005 and is included in Accounts Payable and Accrued Liabilities.

Verdiramo & Verdiramo, P.A. is providing limited use of office space to RECOV Energy Corp. Although Verdiramo & Verdiramo, P.A. has agreed not to charge rent and is not expecting payment from the Company for the office use, an amount has been reflected in the financial statements as rent expense with an offset to paid-in capital in the amount of $600 in both periods ended December 31, 2005 and 2004, respectively.

The Company has received loans and advances from stockholders and related parties. These transactions are in the form of unsecured convertible demand loans bearing interest of 6% to 15% per annum. The total balance due was $338,618 and $396,992 as of December 31, 2005 and March 31, 2005, respectively. This includes approximately $146,069 and $170,099 of accrued interest as of December 31, 2005 and March 31, 2005, respectively. Effective February 9, 2005, the rate of conversion for these notes was reduced from $0.10 per common share to $0.0185 per common share. As of March 31, 2005, the Company recognized a beneficial conversion feature attributable to the reduction in the conversion price of these convertible demand notes, the effect of which has been to record imputed interest expense in the amount of $393,460.

During the nine months ended December 31, 2005, the Company issued 3,921,495 shares of common stock, in conversion of $72,548 of convertible notes payable. The conversion price was $0.0185 per share. The Company received an opinion from counsel that the shares issued in these transactions were free trading.

On December 23, 2005, the Company signed a promissory note to General Gold Corporation in the amount of $30,000. The note bears nominal interest and is payable by March 30, 2006 if the Company’s acquisition of General Gold does not close by that date.

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Effective on the close of business on March 28, 2005 the Company implemented a reverse split of the common stock on the basis of twenty shares pre-split for one share post-split. The number of common shares outstanding at the close of business March 28, 2005 was 13,360,211. The number of common shares outstanding was 7,669,521 and 668,011 as of December 31, 2005 and March 31, 2005, respectively.

Paid in Capital

The Company recognized an increase in paid-in capital for the amount of imputed interest expense related to the beneficial conversion feature of its convertible demand notes and the value of rent contributed by Verdiramo and Verdiramo, P.A.

NOTE 9 – INCOME TAXES

The Company did not provide any current or deferred federal or state income tax provision or benefit for the periods ended December 31, 2005 and 2004, due to operating losses incurred since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding its realizability.

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

NOTE 11 – SUBSEQUENT EVENTS

On January 26, 2006 the Company changed its name to General Metals Corporation. It is now traded on the Over-the-Counter Bulletin Board under the ticker symbol “GNLM”.

On January 25, 2006 the Company acquired General Gold Corporation in a stock transaction. The Company issued 36,097,500 shares of restricted common stock to the shareholders of General Gold Corporation as payment under the terms of the Acquisition Agreement. These shares are to be held in escrow pending the Final Closing which will occur once the following conditions are met:

RECOV ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Conditions to the Final Closing of the Acquisition Agreement:

The closing of the Acquisition Agreement is subject to the satisfaction of conditions to closing as set forth in the Acquisition Agreement including but not limited to the following:

•	the Company and General Gold will receive duly executed copies of all consents and approvals contemplated by the Acquisition Agreement:
•	the Company and General Gold will receive a duly executed copy of a legal opinion from each other as contemplated by the Acquisition Agreement;
•	no material adverse effect will occur with the business or assets of the company or General Gold since the effective date of the Acquisition Agreement
•

no suit, action or proceeding will be pending or threatened which would (i) prevent the consummation of any of the transactions contemplated by the Acquisition Agreement; or (ii) cause the transaction to be rescinded following consummation; and,

•	General Gold will receive a resignation from one of the directors of the company.

Due to conditions to closing, including those set out above, and the risk that the conditions precedent will not be satisfied, there is no assurance that the Company will complete the share exchange as contemplated in the Acquisition Agreement. In the event that all closing conditions for the Acquisition Agreement are not satisfied or waived, the shares that have been issued in escrow for the General Gold shareholders will be canceled.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the nine month period ended December 31, 2005, the Company continued its search for an acquisition candidate and management widened its search for target companies beyond the energy reclamation industry, especially the mining and exploration industry. Subsequent to December 31, 2005, we entered into an acquisition agreement with General Gold Corporation (www.generalgold.com). We have filed Forms 8K related to this acquisition on February 2 and February 8, 2006. When the terms of the acquisition are complete a Form 8K with more detailed information will be filed. See the Financial Statements, and Part II Items 2 and 5 for additional subsequent event discussion. As of January 26, 2006, Recov Energy Corp was renamed General Metals Corporation by an action of majority shareholders.

Results of Operations

Three month and Nine Month Periods Ended December 31, 2005 and 2004

During the three month period ending December 31, 2005, the Company incurred net loss from operations of $30,449 compared to a net loss of $10,483 for the same period ended December 31, 2004. The main component contributing to this increase was an increase in Selling, General and Administrative expenses and Interest expenses.

During the nine month period ending December 31, 2005, the Company incurred a loss from operations of $53,873 compared to a loss of $46,010 for the same period ended December 31, 2004. The main component contributing to the decrease in the loss was an increase in interest expenses for the period.

Additionally, during the nine month period ended December 31, 2004, the Company recognized a gain on the reduction of debt of a discontinued subsidiary of $440,492. This was an extraordinary item associated with the Company’s former AutoSmart subsidiaries.

Revenues

During the three month period ending December 31, 2005, the Company’s revenues from operations $-0- compared to $-0- for the same period ended December 31, 2004. The Company currently had no business activities as of the period ended December 31, 2005.

During the nine month period ending December 31, 2005, the Company’s revenues from operations $-0- compared to $1,052 for the same period ended December 31, 2004. This decrease was the result of the Company having spun off its two subsidiaries as a stock dividend to its shareholders effective March 28, 2005. Revenues for the period ended December 31, 2004 were from the provision of marketing services which are recognized when the services are completed.

Operating Expenses

During the three months ended December 31, 2005, the Company incurred $30,449 in operating expenses from operations as compared to $10,483 in the same period in 2004. This increase was due to an increase in Selling, General and Administrative expenses and Interest expenses

During the nine months ended December 31, 2005, the Company incurred $53,873 in operating expenses from operations as compared to $46,010 in the same period in 2004. This increase was due to an increase in interest expenses of $4,669 during the nine month period ended December 31, 2005 compared to the same period ended December 31, 2004.

Material changes in financial condition, liquidity and capital resources

At December 31, 2005, the Company had $30,000 in cash and cash equivalents compared to $38 in cash at March 31, 2005, this increase was the result of a short term loan. The Company had a negative working capital of approximately $572,454 at December 31, 2005. The Company currently has no revenue producing operations. The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

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

During the period covered by this report the Company has added a CFO to its management team. The Company’s certifying officer now concludes that its system of disclosure controls and procedures is effective in ensuring that material information required to be disclosed is included in the reports that it files with the SEC.

There were no other significant changes in the Registrant’s internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company's discontinued subsidiary AutoSmart Leasing USA, Inc., is a party to in one lawsuit: SunTrust Bank v. AutoSmart Leasing USA, Inc., William Auletta, et al., Case No. 02-6512 (08) Complaint over $15,000, 17th Judicial Circuit, Broward County. This case is open and pending. The total prayer for relief is $175,000 plus legal fees and interest. This case relates to certain automotive sales related transactions between AutoSmart Leasing USA, Inc. and certain automotive dealerships and lenders. The Plaintiff in this matter has been granted a motion to enjoin the Company as a co-defendant in this matter. The Company has filed for Summary Judgment in this matter. Management and its counsel believe that the Plaintiff’s motion against the Company is without merit and will be favorably resolved.

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

Item 2. Changes in Securities.

During the period ended December 31, 2005, the Company issued 800,000 shares of common stock, in conversion of $14,800 of convertible notes payable. The conversion price was $0.0185 per share.

During the period ended December 31, 2005, the Company issued 3,000,000 restricted shares pursuant to an exemption under Section 4(2) to members of management for services rendered and as a signing bonus to its newly hired COO.

Subsequent events:

On February 2, 2006, the Company filed an 8K announcing the issuance of 36,097,500 shares of restricted common stock on January 25, 2006 to the shareholders of General Gold Corporation as payment under the terms of the Acquisition Agreement which was signed on that same date. These shares are to be held in escrow pending the Final Closing which will occur once the following conditions are met:

Conditions to the Final Closing of the Acquisition Agreement:

The closing of the Acquisition Agreement is subject to the satisfaction of conditions to closing as set forth in the Acquisition Agreement including but not limited to the following:

•	our company and General Gold will receive duly executed copies of all consents and approvals contemplated by the Acquisition Agreement ;
•	our company and General Gold will receive a duly executed copy of a legal opinion from each other as contemplated by the Acquisition Agreement ;
•	no material adverse effect will occur with the business or assets of our company or General Gold since the effective date of the Acquisition Agreement ;
•

no suit, action or proceeding will be pending or threatened which would (i) prevent the consummation of any of the transactions contemplated by the Acquisition Agreement; or (ii) cause the transaction to be rescinded following consummation; and

• General Gold  will receive a resignation from one of the directors of our company.

Due to conditions to closing, including those set out above, and the risk that the conditions precedent will not be satisfied, there is no assurance that our Company will complete the share exchange as contemplated in the Acquisition Agreement. In the event that all closing conditions for the Acquisition Agreement are not satisfied or waived, the shares that have been issued in escrow for the General Gold shareholders will be canceled.

Upon conclusion of this closing process, an 8-K containing more detailed information regarding the Company’s acquisition of General Gold Corporation will be filed.

The Company issued 4,950,000 shares of its common stock on January 25, 2006. These shares were issued in partial conversion of the convertible demand notes payable. In this action the Company decreased its note payable debt by $91,575.

Additionally, on February 8, 2006 the Company issued 500,000 shares of common stock to David Salari as a signing bonus for joining the Company’s board of directors.

Item 3. Defaults Upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security-Holders.

On December 30, 2005 a PRE 14 C was filed giving notice of an action of majority shareholders to change the name of the Company from RECOV Energy, Corp. to General Metals Corporation. This name change became effective on January 26, 2006.

Item 5. Other Information.

On December 20, 2005, the Company filed a Form 8K disclosing a change of control. On November 30, 2005, the Company issued 2,000,000 shares of restricted common stock to Mr. Stephen Parent as a signing bonus to induce him to join the Company and to lead the movement of the Company into the mining and exploration sector. Effective with this issuance coupled with shares he purchased in the open market, Mr. Parent owns 2,150,000 shares of the Company’s common stock which represents 34.29% of the outstanding shares of common stock. The former and current control groups agreed that the management and board of the Company would remain the same, except for the resignation of Mr. Robert J. Gilbert who resigned from his position as COO in favor of Mr. Parent so as to more thoroughly focus on the business operations of the Company’s former subsidiary, Best Health, Inc.

Subsequent events:

On February 8, 2006, the Company filed an 8K announcing that it has appointed David J. Salari P.Eng. to its board of directors.

See the Financial Statements, Management’s Discussion and Analysis, and Part II, Item 2 for further discussion of subsequent events.

Item 6. Exhibits.

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a). Verdiramo

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a). Porter

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Verdiramo

Exhibit 32.2 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Porter

SIGNATURES

In accordance with the requirements of the Security Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, duly authorized.

GENERAL GOLD CORPORATION

Date: February 20, 2006

By: /s/ Richard J. Verdiramo

----------------------------------------------------------

Richard J. Verdiramo, President

By: /s/ L. James Porter

----------------------------------------------------------

L. James Porter, Chief Financial Officer