Form 10KSB
period 2006-04-30
GENERAL METALS CORP
filed 2006-08-15
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  000-30230

GENERAL METALS CORPORATION
(Name of small business issuer in its charter)

Delaware	65-0488983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 E. Liberty St., Suite 6000 Reno, NV	89501
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (775) 686-6078

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

D/JLM/881284.2

State issuer’s revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

48,069,426 shares of common stock at $0.46 (1) per share = $22,111,935

(1) Closing price on August 9, 2006.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

64,437,426 common shares issued and outstanding as of August 9, 2006.

D/JLM/881284.2

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean General Metals Corporation, unless otherwise indicated.

Corporate History

We were organized in the State of New Jersey on March 4, 1995 under the name Interactive Multimedia Network, Inc. We were reincorporated in the State of Delaware on September 13, 1995. We changed our name to RECOV Energy Corp. effective March 29, 2005. On or about January 12, 2006 we changed our name to General Metals Corporation.

On January 20, 2006, we entered into a Share Purchase Agreement with General Gold Corporation, a Nevada company incorporated on July 17, 1988, and the former shareholders of General Gold set out in the Agreement. The closing of the transactions contemplated in the Agreement and the acquisition by our company of all of the issued and outstanding and convertible securities of General Gold occurred on March 15, 2006. For financial statement purposes, General Gold, the acquired entity, is regarded as the predecessor entity as of March 15, 2006.

Our Current Business

Following the closing of the Agreement with General Gold, General Gold’s business will represent the only business operations of our company.

We are a junior mineral resource exploration company engaged in the business of mineral exploration.

On November 14, 2004, as amended December 31, 2004, we entered into a letter of intent with Independence Mines, LLC and Gold Range, LLC with respect to the purchase of substantially all of the assets Gold Range, LLC uses to conduct the business of Independence Mines, LLC. We did not proceed with the acquisition in this form, instead electing to directly acquire the lease on the subject property.

On April 29, 2005, we entered into an agreement for an assignment of a lease with Gold Range, LLC. The lease to be assigned was the lease to be entered into between Gold Range, LLC and Independence Gold-Silver Mines Inc.,

D/JLM/881284.2

pursuant to which Independence Gold-Silver Mines Inc. would lease to Gold Range, LLC certain unpatented mining claims located in the Battle Mountain District, Lander County, State of Nevada, as more particularly described in the lease, known also as the “Independence Mine”.

The assignment of lease agreement was conditional upon the consent of Independence Gold-Silver Mines Inc. to the assignment of the lease of the leased claims to our company, and a definitive form of lease being entered into within sixty days of the assignment of lease agreement.

We had previously entered into a letter of intent dated November 14, 2004, as amended December 31, 2004, with Gold Range, LLC regarding the claims, which is replaced and superseded by the April 29, 2005 assignment of lease agreement.

The purchase price payable by us to Gold Range, LLC in consideration for the assignment of the lease was:

•

$75,000 cash of which $25,000 was paid upon execution of the assignment of lease agreement, an additional $25,000 cash when the definitive lease was entered into between Independence Gold-Silver Mines Inc. and Gold Range, LLC, and a final $25,000 cash within 30 days of the lease recordation date;

•	2,500,000 of our restricted common shares issued with the final cash payment above; and
•	a 1% net smelter return royalty payable to Gold Range, LLC in addition to other underlying net smelter return requirements.

It was a condition of the assignment of lease agreement that the definitive lease would be entered into, and the consent of Independence Gold-Silver Mines Inc. to the assignment would be obtained not more than 60 days from the date of the assignment of lease agreement, which conditions were satisfied subsequent to our agreement with Gold Range, LLC.

The Independence Mines Property

We currently control a 100% undivided leasehold interest in the Wilson Independence Gold – Silver Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres. Due diligence by our company shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2007.

Location and Access

All infrastructure necessary for the exploration, development and operation of a mine is readily available. The property is accessed via federal, state and county maintained all weather paved and gravel roads from the nearby town of Battle Mountain. A well-trained work force is available in the town of Battle Mountain, situated 30 miles north of the property along Interstate highway 80. Adequate ground water is available for diversion for future mining operations which enjoy special treatment as temporary or interim uses under Nevada water laws. Electrical power has recently been extended to within one mile of the project to service the Phoenix project, and the trans-continental natural gas line passes within 1.5 miles of the property.

The property has been the sight of intermittent historic exploration and mining activities since the late 1920s. Past mining operations extracted 65,000 tons of high grade gold and silver ores from the property. The bulk of this activity occurred during two periods, the first from high grade ores shipped for direct smelting during the late 1940s and early 1950s, and a second from 1975 to 1983 when a significant amount of underground development took place, and a mill erected on the property. Production grades have historically been high, with individual samples from stopes reported to contain up to 19,000 ounces of silver, and 64 ounces of gold. During its peak period of production in 1976 the mine shipped up to 1 ton of gold and silver bullion per month.

The Independence Mines property consists of 14 whole and fractional unpatented lode mining claims, which cover approximately 240 acres.

D/JLM/881284.2

Core and reverse circulation drilling to date indicate two targets. These two targets are referred to as the Independence Deep (A Target), and the Independence Surface (B Target). Historic mining operations have generated in excess of 70,000 tons of waste dumps, mill tailings, and other waste rock products on the property. Samples of this material contain gold and silver values which suggest potential to recover some values in the form of gold and silver from them. We have engaged the engineering firm of SRK Consulting to perform an environmental audit of this material and systematically evaluate the potential for recovering remaining gold and silver values.

Surface and Near Surface Mineralization

The Wilson Independence Property covers a mineralized zone on strike with the World Class, Fortitude / Phoenix Gold Skarn Deposit. The property has potential to develop a high grade underground resource in the Antler Sequence, together with a smaller surface / near surface resource in the overlying Pumpernickel Formation. Situated at the intersection of the Battle Mountain-Eureka Gold Trend and the Northern Nevada Rift (Twin Creeks-McCoy lineament), the Independence Project, like Fortitude and Cove Mcoy, is one of a number of Gold Skarns which occur along the Battle Mountain – Eureka and Northern Nevada Rift Zone mineral lineaments.

Mineralized outcrops are common on the property. Many have been prospected by shallow prospect shafts, pits and trenches. In addition, over 80 Reverse Circulation and Core holes, and extensive shallow underground mine workings in the Independence Mine indicate wide spread, near surface mineralization which we feel represents a valid exploration target for potential future surface, bulk mining operations.

Historic drilling and underground mine workings indicate wide spread mineralization, both in surface - near surface, and deep targets. There are presently no identified reserves or resources on the property. We intend to conduct phased exploration programs to evaluate the mineral potential of this property, with the objective of identifying and developing mineral resources and reserves.

Independence Deep Target

A large body of mineralized material is clearly indicated by previous drilling in the Deep Target. It is likely that proper logging and subsequent geologic modeling has potential to result in the identification of an economic resource. All core, approximately 25,000 feet, is stored on site, and re-logging was completed during the summer of 2006. As part of our Phase I exploration program, we have spent $70,000, including limited additional drilling and sampling.

Mineralization identified in the deep target to date is contained in the lower plate of the Golconda Thrust in rocks of the Battle Mountain and Edna Formations of the Antler Sequence.

Independence Surface Target

The Surface Target consists of both historic mill tailings and oxidized mineralization in the near surface. The tailings consists of roughly 70,000 tons with an additional 60,000 tons of oversize already mined stockpiled material.

Promising surface and near surface mineralization has been identified. The Surface Target contains an oxide target. This target is hosted entirely in the Pumpernickel Formation. To date over 80 drill holes and roughly three (3) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface resources is the lack of drilling information. We anticipate that it is highly likely that additional drilling will develop resources sufficient to increase the near surface resource substantially.

Mill & Building On Site

A relatively intact 50 to 75 ton per day Counter Current – Decantation cyanide mill is situated on the property. The present condition of the jaw crusher, cone crusher and ball mill are uncertain but could possibly be returned to

D/JLM/881284.2

serviceable condition. A complete set of new rubber liners for the ball mill are on site. The mill is housed in a good condition metal clad building erected in 1987.

Surrounding Land and Mineral Ownership

The Wilson Independence claims are completely surrounded by Newmont Mining’s holdings and are an island with legal access. Newmont’s Phoenix Project is adjacent to the Independence claims and is scheduled to commence operation in mid 2006. Any ore recovered from the property should be suitable to process in the Phoenix plant.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Nevada.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time as we do not know the size, quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Competition

We are a junior mineral resource exploration company engaged in the business of mineral exploration. We compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our property acquisitions and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete for mineral properties of merit with other junior exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring additional mineral properties.

Many of the junior resource exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our mineral property in Nevada. To date, execution of our business plan has largely focused on acquiring interests in promising mineral properties. We intend to establish a going forward exploration and development plan.

Employees

Currently we have two employees in addition to our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

RISK FACTORS

D/JLM/881284.2

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related To Our Business:

Going Concern.

We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- drilling, exploration and completion costs for our Independence mine project increase beyond our expectations; or

- we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial

D/JLM/881284.2

reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for mineral reserves is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing mines. Our properties are in the exploration and development stage only and are without proven reserves. We may not establish commercial discoveries on any of our properties.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue exploration on our Nevada mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of precious metals on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

D/JLM/881284.2

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. If our exploration costs are greater than anticipated, then we will not be able to carry out all the exploration of the properties that we intend to carry out. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

D/JLM/881284.2

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.001 and 50,000,000 preferred shares with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Some of our directors and officers are residents of countries other than the United States and investors may have difficulty enforcing any judgments against such persons within the United States.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risks Associated With Our Common Stock:

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations and the National Association of Securities Dealers Inc.’s sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more

D/JLM/881284.2

difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 2.	Description of Property.

We currently control a 100% undivided leasehold interest in the Wilson Independence Gold - Silver Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres. Due diligence by our company shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2005.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Shares of our common stock are traded on the OTC Bulletin Board under the symbol “GNLM”. The following bid quotations have been reported for quarterly periods ending March 31, 2004 to April 30, 2006.

Quarter Ended	High Bid($)	Low Bid($)
March 31, 2004	0.11	0.035
June 30, 2004	0.18	0.035
September 30, 2004	2.80	1.00
December 31, 2004	1.60	1.00
March 31, 2005	1.80	0.40
June 30, 2005	1.85	0.30
September 30, 2005	0.70	0.10
December 31, 2005	0.58	0.11
April 30, 2006	1.08	0.22

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the our securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

The preceding information is from the National Association of Securities Dealers Automated Quotation Service.

As of August 9, 2006, there were 240 registered holders of shares of our common stock. This figure does not include the over 1,000 beneficial holders whose stock is held in the name of broker-dealers or banks. Certain of the shares of common stock are held in “street” name and may, therefore, be held by several beneficial owners.

D/JLM/881284.2

As of August 9, 2006, there were 64,437,426 shares of our common stock issued. Of those shares 40,086,773 shares are “restricted” securities of our company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by our company in private transactions not involving a public offering.

In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of our company (in general, a person who has a control relationship with our company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, or (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of our company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

No prediction can be made as to the effect, if any, that future sales of shares of our common stock or the availability of our common stock for future sale will have on the market price of our common stock prevailing from time-to-time. Sales of substantial amounts of our common stock on the public market could adversely affect the prevailing market price of our common stock.

We have not paid a cash dividend on the common stock since inception. The payment of dividends may be made at the discretion of our board of directors and will depend upon, among other things, on our operations, capital requirements and overall financial condition.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standarized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Dividends

We have not declared any dividends on our common stock since the inception of our company. There is no restriction in our Articles of Incorporation or by-laws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

D/JLM/881284.2

Recent Sales of Unregistered Securities

On March 15, 2006, we issued 36,097,500 shares of our common stock and 3,048,750 warrants of our capital to the shareholders of General Gold pursuant to the terms of the Agreement. Certain of the investors confirmed in writing that they were accredited investors and represented their intention to acquire the securities for investment purposes and not with a view to distribution. We did not, and no person acting on our behalf, used any form of general solicitation or general advertising in connection with this offering. Appropriate legends were affixed to the stock certificates issued to the investors. The investors acknowledged that the sale of the securities was not registered under the Securities Act of 1933 and the securities could not be resold unless the securities were registered or unless an exemption from such registration was available. As a result of the foregoing, we relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the shares to theses investors. In addition, we relied on the exemptions from registration provided by Regulation S of the Securities Act of 1933 as certain of the investors were non - U.S. persons as at that term is defined in Regulation S. No directed selling efforts were made in the United States by us, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our common stock or other securities during the fiscal year ended April 30, 2006.

Item 6.	Management Discussion and Analysis / Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were organized in the State of New Jersey on March 4, 1995 under the name Interactive Multimedia Network, Inc. We were reincorporated in the State of Delaware on September 13, 1995. We changed our name to RECOV Energy Corp. effective March 29, 2005. On or about January 12, 2006 we changed our name to General Metals Corporation.

On January 20, 2006, we entered into a Share Purchase Agreement with General Gold Corporation, a Nevada company incorporated on July 17, 1988, and the former shareholders of General Gold set out in the Agreement. The closing of the transactions contemplated in the Agreement and the acquisition by our company of all of the issued and outstanding and convertible securities of General Gold occurred on March 15, 2006. For financial statement purposes, General Gold, the acquired entity, is regarded as the predecessor entity as of March 15, 2006.

We are now an exploration stage mining company engaged in the exploration for base and precious metals on our Independence Mines property in the State of Nevada.

Plan of Operations

Situated in the Battle Mountain – Cortez gold belt, the Wilson-Independence gold project represents an opportunity

D/JLM/881284.2

for a gold-sliver operation with potential for near surface open pit and deeper high grade underground production. Gold is indicated in three discrete drilled zones with sufficient values and spacing to warrant additional exploration drilling. Based on drill intercepts and drill hole spacing, we believe there is potential to develop a near surface mineralized deposit with between 3Mt and 5 Mt of material with a grade of 0.03 to 0.05 opt and a deeper deposit containing 5 to 6 Mt of material with grades between 0.27 and 0.35 opt.

We believe that with compilation of the historic data and small amount of additional field work, a mineralization model can be developed that will enhance target vectors and enable rapid confirmation of gold mineralization. Following data evaluation, we plan a series of staged drill campaigns designed to:

1)	Rapidly evaluate and delineate the near surface deposits with the intent to bring them to an early production stage.
2)	Identify structures interpreted as mineralized fluid conduits from lower the mineralized zone.
3)	Evaluate and delineate the deep high grade gold potential.

We will begin concurrent environmental baseline studies to facilitate a rapid production track pending a successful conclusion of the drill programs.

Drift Drilling and Exploration of Calgary Alberta, Canada was retained to conduct the drilling, under the supervision of staff geologist Karl Frost. Holes were drilled to 30' depth at 50' spacing and samples were collected and assayed every 5 feet. The results of the assays of the tailings performed by ALS Chemex Labs in both Elko and Reno, NV, showed gold values averaging from .026-.036 opt(ounce per ton) gold with the richer values nearer the surface and just over .5 opt silver. In addition to the tailings, a stockpile of oversized ore estimated to contain 65,000 tons was sampled and assayed which resulted in average grades of .046 opt gold and 3.39 opt silver. The result is that there is approximately 130,000 tons of already mined mineralized material that according to assays, gives us a potential 4,000 ozs gold and 250,000 ozs silver that is sized suitably as overliner, which is the required first layer of material to be placed on a leach pad.

Management’s plan for 2006, Drill Targets: Previous exploration campaigns by Tech Exploration, Noranda Exploration, Northern Dynasty Minerals and Great Basin resulted in an estimated 1.5 million ounces of gold being identified in three separate drill targets with over 80 holes being reported.

Surface/ Shallow Target: 3 million tons @ .02 opt gold (60,000 oz)

A shallow bench of low grade mineralized material that goes from surface to around 50' deep has been identified. There is no overburden and mining is inexpensive. Our drilling will be infill to identify a mineable resource to add to the proposed heap leach.

Independence Mine Target: 3- 5 million tons @ .05 opt gold ( 250,000 oz)

The surface and near surface mineralization contains drill intercepts to 40' @ 0.148 opt gold and several holes have been ended in mineralized material containing in excess of 0.10 opt gold. The surface target contains an oxide target potential in the range of 250,000-300,000 ounces of gold (See Carrington Report below). We plan to drill the Independence Mine area from above to establish if it is feasible to open pit the remaining mineralized material. There are over 3 miles of underground workings currently developed. Our target is 3-5 million tons @ .05 opt gold and 2+ opt silver (150,000- 250,000oz gold and 6- 10 million oz silver )

Independence Deep Target: 1.4 - 2 million ounces of gold @ 3,000 feet deep

This target has immediate potential to develop 1.4 to 2 million ounces of contained gold, according to the 1997 Carrington Report, Northern Dynasty Minerals reported an estimated resource of 818,000 ounces of contained gold, with an average grade of 0.27 opt gold and Noranda Exploration, in an interoffice memo estimated 2 million ounces. Approximately 25,000 feet of drill core is on site and has been recently relogged.

D/JLM/881284.2

We have already established, to managements satisfaction that we should at least leach 130,000 tons of material that should generate over $3,000,000 of revenue on recovery before operating and capital expenses. An internal feasibility study will determine the economics of the tailings, stockpiled material and further drilled material. Drilling in the shallow and Independence Mine targets to establish mineralized material that can be readily processed on the heap leach will create early cash flow. By initiating the permitting process for the heap leach now we will save valuable time in the recapture of investment which will provide momentum for development of the deep zone.

In addition, historic tailings and mill stockpiles on the property are reported to contain significant amounts of residual gold and silver. General Metals has completed a small characterization drilling program on the tailings and had confirmed approximately 67,000 tons of material with and average grade of 0.026 opt gold and 0.52 opt silver. In addition, approximately 60,000 tons of stockpiled unprocessed oversized mineralized material has been sampled and tested and runs

We are investigating the gold content remaining in the old tailings ponds and the oversize stockpile from historic operations. It is anticipated this will confirm a readily available source of gold that could be used for an initial, small gravity recovery operation or as initial leach material in future operations.

We have recently completed a drilling program to evaluate the gold potential remaining in the tailings of the Independence mine. A total of 36 reverse circulation holes were drilled on a nominal 50 spacing, indicating approximately 61,000 tons of material with an average grade of 0.026 opt Au and 0.52 opt Ag remain in the tailings. Evaluation of the results and the effect of using higher cut off grades are in progress. Metallurgical test results are pending.

Based on 30 samples collected from the old mill stockpile, potential exists for an estimated 31,600 tons of material grading 0.046 opt Au and 3.39 opt Ag remaining on the property.

We have retained SRK Consulting of Reno, Nevada as the lead contractor for permitting and environmental baseline studies.

Evaluation of all available structural, geologic and drill data is required to generate an accurate geologic model for mineralization in the three target areas. It is recommended that:

1.	Surface and underground geology be re-mapped in detail, the new data combined with the existing data to form a geologic model for targeting mineralization in the three areas.
2.	Review and sample select portions of the Noranda core in the upper parts of the drill holes within the Independence target.
3.	Based on the results of the above, a two phase drill program to test the drill target model in the Independence and Wilson Deep targets.
a)

Phase 1: A drill program of 15 to 20 RC drill holes of 500’ or less to establish continuity of the near surface Independence mineralization and 2 RC drill holes 1000’ deep to test vertical location and continuity of mineralized structures.

b)

Phase 2: Twenty RC drill holes of 500’ or less in the Independence target and five 3,000 ft. RC pre-collar/core finish drill holes in the Wilson Deep to confirm continuity of the gold mineralization and facilitate resource estimate for both deposits.

4.	A shallow 5-10 hole RC drill program be conducted in the North target to test potential for continuity and higher grade gold values.
5.	A rapid evaluation of the tailings program and additional bulk sampling or drilling of the mill stockpile has been completed and has categorized the material that is readily available for processing.

D/JLM/881284.2

TIMELINE

In order of priority:

Surveying and Geology – 2 months

2 Project geologists (100%), 1 Sr. Geologist (50%)

Drilling, Independence, Phase I – 3 months *

1 Project geologists (100%), 1 Sr. geologist (25%)

1 RC drill

Drilling, Independence and Wilson Deep Target Phase II – 3 - 4 months *

2 Project geologists (100%), 1 GeoTech / core splitter (100%), 1 Sr. geologist (25%)

1 RC drill

2 Core drills

Drilling, North Target – 1-2 months *

1 Project geologists (100%), 1 Sr. geologist (25%)

1 RC drill

*Timing reflects start of project, does not include permitting or precursor studies

BUDGET ESTIMATES

Surveying & Geology

Data review		2,500.00
Surface/Subsurface Surveying		5,000.00
Underground mapping and sampling		12,500.00
Surface Mapping and Sampling		7,500.00
Core Sampling		10,000.00
Sample Preparation and Analysis		4,500.00
Field Expenses		9,000.00
Supplies		2,500.00
Maps and Section Preparation		7,500.00
Geologic Interpretation & Modeling		10,000.00
Report		5,000.00
Misc. Survey & Technical Support		10,000.00
	Total	$86,000.00

D/JLM/881284.2

Drilling, Independence Phase I

Permitting		5,000.00
Site Construction		9,000.00
Drilling, RC (15 @ 500', 2 @1000')		80,750.00
Analysis		28,500.00
Supervision		25,000.00
Supplies		4,500.00
Field Expenses		9,600.00
Section and Map Preparation		5,000.00
Geologic Interpretation & Modeling		10,000.00
Report		5,000.00
Reclamation		6,750.00
Miscellaneous @ 10%		16,735.00
	Total	$205,835.00

width="600"

Drilling, North Target

Permitting	5,000.00

D/JLM/881284.2

Site Construction		11,250.00
Drilling, RC (15 @ 300')		38,250.00
Analysis		13,500.00
Supervision		15,000.00
Supplies		2,500.00
Field Expenses		3,750.00
Section and Report Preparation		5,000.00
Reclamation		8,437.50
Miscellaneous @ 5%		4,712.50
	Total	$107,400.00

Cash Requirements

For the next 12 months we plan to continue to explore for base and precious metals on our Independence Mines property in Nevada pursuant to the budgets indicated above.

We will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program.

In order to proceed with our plans we raised funds by way of private placements of equity securities in our company as follows:

a)

On January 18, 2005, we issued 100,000 shares of common stock at a price of $0.25 per share for gross proceeds of $25,000, which included 50,000 share purchase warrants at an exercise price of $0.50 per share, exercisable until January 18, 2006.

b)

On April 29, 2005, we issued 1,652,000 shares of common stock at a price of $0.25 per share for gross proceeds of $413,000, which included 826,000 share purchase warrants at an exercise price of $0.50. per share, exercisable until April 29, 2006. The majority of these proceeds were received subsequent to our year ended April 30, 2005.

c)

On July 19, 2005, we issued 20,000 shares of common stock at a price of $0.25 per share for gross proceeds of $5,000, which included 10,000 share purchase warrants at an exercise price of $0.50 per share, exercisable until December 31, 2006.

d)

On September 30, 2005, we issued 12,000 shares of common stock at a price of $0.25 per share for gross proceeds of $3,000, which included 6,000 share purchase warrants at an exercise price of $0.25 per share, exercisable until September 30, 2006.

e)

On December 31, 2005, we issued 2,276,500 shares of common stock at a price of $0.125 per share for gross proceeds of $318,500, which included 1,138,250 share purchase warrants at an exercise price of $0.25 per share, exercisable until December 31, 2006.

f)

On December 31, 2005, we issued 256,000 shares of common stock at a price of $0.125 per share for gross proceeds of $32,000, which included 128,000 share purchase warrants at an exercise price of $0.25 per share, exercisable until December 31, 2006.

D/JLM/881284.2

As a result of the foregoing private placements, we received total proceeds of $796,500 net of offering costs. The net proceeds received will be used as working capital to allow us to finance our exploration.

Liquidity and Capital Resources

As at April 30, 2006, we had $32,043 in current liabilities, and our working capital was $82,169. Our financial statements report a net loss of $418,616 for the twelve month period ended April 30, 2006 compared to a net loss of $153,123 for the twelve month period ended April 30, 2005. Our accumulated loss increased to $626,867 for the year ended April 30, 2006. Our losses increased in part as a result of increase in expenses in all categories for the twelve-month period ended April 30, 2006. We realized an overall increase in all expense categories during the twelve month period ended April 30, 2006 as we were actively involved in the investigation and acquisition of resource properties, as compared to the twelve month period ended April 30, 2005.

Our total liabilities as of April 30, 2006 were $32,043, as compared to total liabilities of $58,522 as of April 30, 2005. The decrease was primarily due to the decrease in accounts payable as a result of our recent financing activities.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity offerings noted above.

The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our Independence Mines property in Nevada. To date, execution of our business plan has largely focused on acquiring prospective leases. We intend to establish a going forward exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending April 30, 2007. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

D/JLM/881284.2

Employees

Currently we have two employees in addition to our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended April 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. We will consider SAB 107 during implementation of SFAS 123R.

D/JLM/881284.2

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company therefore a description and its impact for each on the Company’s operations have not been disclosed.

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Independent Auditor’s Report, dated August 11, 2006.

Balance Sheets as at April 30, 2006 and April 30, 2005.

Statements of Operations for the years ended April 30, 2006 and April 30, 2005 and for the period from July 17, 1998 (Date of Inception) through April 30, 2006.

Statements of Cash Flows for the years ended April 30, 2006 and April 30, 2005 and for the period from July 17, 1998 (Date of Inception) through April 30, 2006.

Statement of Stockholders’ Equity for the period from July 17, 1998 (Date of Inception) to April 30, 2006.

Notes to Financial Statements.

D/JLM/881284.2

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

General Metals Corporation ( A Development Stage Company) Reno, Nevada

We have audited the accompanying balance sheet of General Metals Corporation (A Development Stage Company) as of April 30, 2005 and 2006, and the related statements of operations, stockholders’ equity and cash flows from inception July 17,

1998 through April 30, 2005 and 2006 and the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Metals Corporation (A Development Stage Company) as of April 30, 2005 and 2006 and the results of its operations and its cash flows from inception July 17, 1998 through April 30, 2005 and 2006 and the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s net losses and accumulated deficit of $626,867 as of April

30, 2006 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

August 11, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

D/JLM/881284.2

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Consolidated Balance Sheets

	April 30, 2006	April 30, 2005
ASSETS
Current Assets
Cash and Cash Equivalents	$ 114,212	$ 202,322
Notes Receivable - Related Party	-	2,326
Total Current Assets	114,212	204,648
Fixed Assets
Mineral Property	55,000	-
Property and Equipment, net	6,065	-
Total Fixed Assets	61,065	-
Total Assets	$ 175,277	$ 204,648
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 14,270	$ 37,868
Accrued Liabilities	15,702	19,454
Notes Payable - Related Party	2,071	1,200
Total Liabilities	32,043	58,522
Stockholders' Equity
Preferred Stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	-	-
Common Stock, authorized 200,000,000 shares, par value $0.001, issued and outstanding on April 30, 2006 and 2005 is 64,437,426 and 28,504,000 respectively	64,437	28,504
Additional Paid-in Capital	705,664	453,373
Subscriptions Receivable	-	(127,500)
Accumulated Deficit during Exploration Stage	(626,867)	(208,251)
Total Stockholders' Equity	143,234	146,126
Total Liabilities and Stockholders' Equity	$ 175,277	$ 204,648

The accompanying notes are an integral part of these statements

D/JLM/881284.2

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Consolidated Statements of Operations

	Year Ended April 30,		July 17, 1998 (Inception) to April 30, 2006
	2006	2005
Revenue	$ -	$ -	$ -
Operating Expenses
Depreciation and Amortization	283	-	2,283
General and Administrative	244,564	47,187	333,319
Management and Consulting	297,992	61,000	358,992
Exploration and Development	70,488	25,000	91,971
Professional Fees	31,854	19,936	83,754
Total Expenses	645,181	153,123	870,319
(Loss) from Operations	(645,181)	(153,123)	(870,319)
Extraordinary Gain
Gain on Forgiveness of Debt	226,565	-	243,452
Net Income	$ (418,616)	$ (153,123)	$ (626,867)
Basic (Loss) per Share	$ (0.012)	$ (0.006)
Weighted Average Number of Shares	34,463,296	25,070,000
Diluted (Loss) per Share	$ (0.012)	$ (0.006)
Weighted Average Number of Shares	35,658,265	25,508,000

The accompanying notes are an integral part of these statements

D/JLM/881284.2

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders' Equity

for the period July 17, 1998 to April 30, 2006

	Common Stock		Paid in Capital	Stock Subscriptions Receivable	(Deficit) Accumulated During Exploration Stage	Total Equity
	Shares	Amount
Balance, July 17, 1998 (Inception)	-	$ -	$ -	$ -	$ -	$ -
Common Stock Issued to Founders for Organizational Costs	5,000,000	5,000	(4,500)			500
Contributed Capital			87			87
Common Stock Issued for Acquisition Of License	20,000,000	20,000	(18,000)			2,000
Net (Loss)					(587)	(587)
Balance, April 30, 1999	25,000,000	25,000	(22,413)	-	(587)	2,000
Net (Loss)					(2,000)	(2,000)
Balance, April 30, 2000	25,000,000	25,000	(22,413)	-	(2,587)	-
Contributed Capital			9,000			9,000
Net (Loss)					(14,977)	(14,977)
Balance, April 30, 2001	25,000,000	25,000	(13,413)	-	(17,564)	(5,977)
Contributed Capital			9,000			9,000
Net (Loss)					(16,657)	(16,657)
Balance, April 30, 2002	25,000,000	25,000	(4,413)	-	(34,221)	(13,634)
Contributed Capital			9,000			9,000
Net (Loss)					(21)	(21)
Balance, April 30, 2003	25,000,000	25,000	4,587	-	(34,242)	(4,655)
Contributed Capital			9,000			9,000
Net (Loss)					(20,886)	(20,886)
Balance, April 30, 2004	25,000,000	25,000	13,587	-	(55,128)	(16,541)
Common Stock Issued for Cash at $0.25, net of $3,710 Offering Costs	3,504,000	3,504	430,786	(127,500)		306,790
Contributed Capital			9,000			9,000
Net (Loss)					(153,123)	(153,123)
Balance, April 30, 2005	28,504,000	28,504	453,373	(127,500)	(208,251)	146,126

D/JLM/881284.2

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders' Equity

for the period July 17, 1998 to April 30, 2006

Cash Received for Subscriptions Receivable				127,500		127,500
Common Stock Issued for Cash at $0.25 In Private Placement	40,000	40	4,960			5,000
Common Stock Issued for Cash at $.013	24,000	24	2,976			3,000
Common Stock Issued at $0.001 to exercise lease agreement	5,000,000	5,000				5,000
Common Stock Issued for Cash at $0.125 In Private Placement	2,529,500	2,530	313,658			316,188
Common Stock Issued in Reorganization	7,669,521	7,669	(578,964)			(571,295)
Common Stock Issued to Convert Debt at 0.0185 as Agreed in February 2005	20,031,405	20,031	350,550			370,581
Common Stock Issued as Incentive	500,000	500				500
Common Stock Issued in Exercise of Warrants at $0.25	639,000	639	159,111			159,750
Net (Loss)					(418,616)	(418,616)
Balance, April 30, 2006	64,437,426	$ 64,437	$705,664	$ -	$ (626,867)	$143,234

On November 18, 2005 the Company had a 2 for 1 forward stock split. This forward split has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

D/JLM/881284.2

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Year Ended April 30,		July 17, 1998 (Inception) to April 30, 2006
	2006	2005
Operating Activities
Net Loss	$ (418,616)	$ (153,123)	$ (626,867)
Adjustments to reconcile Net Loss
Gain on Forgiveness of Debt		-	(16,300)
Stock Issued for Service and Conversion of Debt	370,581		370,581
Stock Issued to Acquire Mineral Property Lease	5,000		5,000
Stock Issued in Acquisition and Reorganization	(571,295)		(571,295)
Contributed Capital		9,000	45,000
Depreciation and Amortization	283	-	2,283
Changes in Operating Assets and Liabilities	-	47,582	57,322
(Increase)/Decrease in Accounts Receivable
Decrease in Other Receivables	2,326	-	2,326
Decrease in Accounts Payable	(23,598)	-	(23,598)
Decrease in Accrued Liabilities	(3,752)	-	(3,752)
Net Cash Used by Operating Activities	(639,071)	(96,541)	(759,300)
Investment Activities
Acquisition of Mineral Property	(55,000)		(55,000)
Purchase of Equipment	(6,348)	-	(6,348)
Net Cash Used by Investment Activities	(61,348)	-	(61,348)
Financing Activities
Loans / (Repayments) – Related Parties	871	(7,927)	16,632
Cash Received from Subscriptions Receivable	127,500		127,500
Proceeds from the Sale of Stock	483,938	306,790	790,728
Net Cash Provided by Financing Activities	612,309	298,863	934,860
Net Increase / (Decrease) in Cash	(88,110)	202,322	114,212
Cash, Beginning of Period	202,322	-	-
Cash, End of Period	$ 114,212	$ 202,322	$ 114,212
Supplemental Information:
Interest Paid	$ -	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these statements

D/JLM/881284.2

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(April 30, 2006, 2005)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business

General Metals Corporation (the Company) was organized in the State of New Jersey on March 4, 1994 and reincorporated in the State of Delaware on September 13, 1995 as Interactive Multimedia Network, Inc. On March 29, 2005 the Company changed its name to RECOV Energy Corp. and then on January 12, 2006 changed its name to General Metals Corporation. The Company was unsuccessful in its business plan of developing and marketing consumer products and therefore actively pursued a merger or acquisition candidate.

On January 20, 2006 the Company entered into an agreement, effective March 15, 2006, to acquire all of the issued and outstanding shares and convertible securities of General Gold Corporation (General Gold), an Exploration Stage Company (See “Note 3 Acquisition of General Gold” for details). This transaction resulted in a change of control and is accounted for as a reverse acquisition with General Metals Corporation as the surviving legal entity and General Gold the historical accounting company. The Company will operate General Gold as a wholly owned subsidiary.

Through the acquisition of General Gold the Company is now an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. General Gold entered into the mining exploration business by executing an agreement dated November 14, 2004, to acquire substantially all of the assets related to the Independence mining claims in Lander County, Nevada (See “Note 9 Mineral Properties” for details). The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company operates on an April 30 fiscal year end.

For accounting purposes, the acquisition of General Gold has been treated as a reverse acquisition. Accordingly, the consolidated financial statements, statements of operations, statement of stockholders’ deficit and statements of cash flows reflect the results of operations and cash flows of General Gold for the period from its inception on July 17, 1998 to April 30, 2006 and consolidated with those of General Metals from acquisition on March 15, 2006 to April 30, 2006.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of General Metals Corporation and its wholly owned subsidiary, General God Corporation. Collectively, they are referred herein as the Company. All inter-company balances and transactions have been eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those

D/JLM/881284.2

estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of April 30, 2006, cash and cash equivalents consists of cash and cash in trust.

Property and Equipment

Property and equipment consists of furniture and equipment and is recorded at cost. Equipment acquired from the acquisition is recorded at net book value. The furniture and equipment are being depreciated on a straight-line basis over their estimated lives of five years.

Following is a summary of property and equipment at April 30, 2006:

Furniture and Equipment	$ 6,348
Less: Accumulated Depreciation	(283)
Property and Equipment, Net	$ 6,065

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	2006	2005
Numerators for Basic and Diluted EPS Net income/(loss) to common shareholders	($418,616)	($153,123)
Denominators for Basic EPS Weighted average of shares outstanding	34,463,296	25,070,000
Basic Earnings/(Loss) Per Share	($0.012)	($0.006)
Denominators for Diluted EPS Weighted average of shares outstanding	34,658,265	25,508,000
Diluted Earnings/(Loss) Per Share	($0.012)	($0.006)

Financial Instruments

The Company’s financial instruments consist of cash; cash in trust, accounts payable and accrued liabilities and amounts due to related parties. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, cash in trust, accounts payable and accrued liabilities and amounts due to related parties approximates their carrying values due to the immediate or short term maturity of these financial instruments.

D/JLM/881284.2

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Prior to the Company’s acquisition of General Gold the company had foreign currency transactions in Canada. With the acquisition all foreign accounts have been closed and all transactions are completed in US dollars.

Mineral Property Costs

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs are capitalized. Exploration and Development costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Income Taxes

Under SFAS No 109 "Accounting for Income Taxes" the Company is required to recognize deferred tax liabilities and assets using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements carrying values and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

NOTE 3. ACQUISITION OF GENERAL GOLD

On January 20, 2006 the Company entered into an agreement, effective March 15, 2006, to acquire all of the issued and outstanding shares and convertible securities of General Gold Corporation (General Gold), an Exploration Stage Company. This transaction resulted in a change of control and is accounted for as a reverse acquisition with General Metals Corporation as the surviving legal entity and General Gold the historical accounting company. The Company will operate General Gold as a wholly owned subsidiary.

At the effective date of the merger The Company had 7,669,521 shares issued and outstanding and issued 36,097,500 common shares and 3,048,750 one-year warrants to affect the merger. Below are the balance sheets and adjustments giving affect to the acquisition on March 15, 2006:

D/JLM/881284.2

	General Metals March 15, 2006	General Gold March 15, 2006	Acquisition Adjustments	Adjusted Balance March 15, 2006
ASSETS
Current Assets
Cash and Cash Equivalents	$ 8,582	$ 39,268	$ -	$ 47,850
Accounts Receivable net	10,000	11,790	-	21,790
Prepaid Expense	-	12,500	-	12,500
Loan to Related Party	-	30,000	(30,000)	-
Total Current Assets	18,582	93,558	(30,000)	82,140
Fixed Assets
Investment in Mining Property		55,000		55,000
Property, Plant and Equipment, net	3,256	2,808		6,064
Total Fixed Assets	3,256	57,808	-	61,064
Total Assets	$ 21,838	$ 151,366	$ (30,000)	$ 143,204
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 226,563	$ 20,776		247,339
Notes and Loans Payable	335,956			335,956
Tax Payables	614			614
Loan From Related Party	30,000	1,457	(30,000)	1,457
Total Liabilities	593,133	22,233	(30,000)	585,366
Stockholders' Equity
Common Stock	7,670	36,097		43,767
Paid in Capital	3,427,057	774,967	(4,006,022)	196,002
Accumulated Equity/(Deficit)	(4,006,022)	(681,931)	4,006,022	(681,931)
Total Stockholders' Equity	(571,295)	129,133	-	(442,162)
Total Liabilities and Stockholders' Equity	$ 21,838	$ 151,366	$ (30,000)	$ 143,204

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, at April 30, 2006 the Company has an accumulated loss of $626,867 during its exploration stage. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

D/JLM/881284.2

Managements Plan

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 5. GAIN ON FORGIVENESS OF DEBT AND DEBT CONVERSION

Forgiveness of Debt

The Company acquired General Gold on March 15, 2006. Prior to the acquisition the Company had arranged to reduce or eliminate certain accounts payable however, the transactions were not completed until after the acquisition and prior to the April 30, 2006 report date. Shareholder loans in the amount of $91,174 and accrued attorney fees in the amount of $110,784 were forgiven. The Company determined that $24,606 in stale payables with no collection activity for over six years could be legally written-off. Should any of these creditors take action to collect the Company will reassume responsibility. Following is a list of Accounts payable that have been written-off and a gain on forgiveness of debt has been recorded:

Accounts Payable:
Shareholder Loans	$ 91,175
Attorney Fees – Related Party	110,784
Stale Payables	24,606
Total Debt Forgiven	$226,565

Debt Conversion

The Company converted $370,581 shareholder loans to 20,031,405 common shares during the year ended April 30, 2006. Agreements were reached to convert the debt in February 2005 at a rate of $0.0185 per share as disclosed in the 10KSB/A-2 for March 31, 2005 filed with the SEC on October 4. 2005. Although the debt conversion was agreed to in February 2005 the actual transactions were not recorded until after the acquisition of General Gold and prior to the April 30, 2006 report date.

NOTE 6. RELATED PARTY TRANSACTIONS

Significant related party transactions are described in the above note.

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share. As of April 30, 2006 no preferred stock is issued and outstanding.

Common Stock

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share.

Because of the reverse acquisition of General Gold the Statement of Stockholders’ equity has been revised to reflect General Gold’s historical accounting General Metals is consolidated as if acquired by General Gold.

D/JLM/881284.2

On March 15, 2006, the Company had 7,669,521 common shares issued and outstanding. On that date it issued 36,097,500 common shares in a one for one share exchange with the shareholders of General Gold. As of the close of March 15, 2006 the Company had 43,767,021 common shares issued and outstanding.

Between March 15 and April 30, 2006 the Company issued an additional 20,031,405 common shares to convert $370,581 of debt at the rate of $0.0185 per share.

The Company issued 500,000 common shares valued at $500 as an executive hiring incentive.

The Company received and cancelled 500,000 common shares valued at $500 from a prior executive.

On April 28, 2006 the Company issued 639,000 common shares at $0.25 per share through the exercising of warrants.

Warrants

The Company has 3,048,750 warrants outstanding exercisable until March 15, 2007 at $0.25 per share.

NOTE 8. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $219,403, which is calculated by multiplying a 35% estimated tax rate by the items making up the deferred tax account, the NOL of $626,867. The total valuation allowance is a comparable $219,403.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the year ended April 30, 2006:

Deferred Tax Asset	$ 219,403
Less: Valuation Allowance	(219,403)
Net Deferred Tax Asset	$ 0

The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year’s NOL and the year of expiration if not utilized.

Year Created	Amount	Year to Expire
1999	$ 587	2019
2000	2,000	2020
2001	14,977	2021
2002	16,657	2022
2003	21	2023
2004	20,886	2024
2005	153,123	2025
2006	418,616	2026

Total NOL Carry forward	$626,867

NOTE 9. MINERAL PROPERTY

On November 14, 2004, the Company entered into a letter of intent with Independence Mines, LLC (“Independence”) and Gold Range, LLC (“Gold”) with respect to the purchase of an option that Gold held to the Independence mining claims in Lander County, Nevada and substantially all of the assets that Gold uses to conduct the business of Independence. On April 29, 2005, the Company entered into an

D/JLM/881284.2

agreement (the “Assignment Agreement”), which replaced the letter of intent whereby the Company purchased an assignment of lease to the Independence mining claims from Gold. The purchase price included $25,000 (paid) at the close of the Assignment Agreement, $25,000 (paid) when the definitive agreement was entered into between Gold and the Lessor and a final $25,000 (paid) within 30 days of the lease recordation date. On October 26, 2005, the Company issued 5,000,000 restricted shares of common stock to Gold. Also, in addition to other underlying NSR requirements, the Company must pay a 1% net smelter royalty fee to Gold. The original payment of $25,000 was expensed, however, the remaining $50,000 payment and $5,000 for 5,000,000 shares of restricted stock issued have been capitalized as mineral property acquisition costs.

NOTE 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150             Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151	Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152             Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153	Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the

D/JLM/881284.2

pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 11. SUBSEQUENT EVENTS

On July 5, 2006 the Company received a valuation of the Wilson-Independence Mine Project, Lander County, Nevada. The report was issued by P.K. Rana Medhi a Registered Mining & Engineering Geologist. Mr. Medhi is a Certified Professional Geologist by the American Institute of Professional Geologists. Mr. Medhi valued the mining property with a fair market value of $115,000.

D/JLM/881284.2

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s chairman and chief financial as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Stephen B. Parent	Chief Executive Officer, President and Director	61	June 8, 2006
David J. Salari	Chief Operating Officer and Director	49	January 30, 2006
Leslie James Porter	Chief Financial Officer and Director	41	November 17, 2005

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Stephen B. Parent, President, Chief Executive Officer and Director

Mr. Parent is the President, Chief Executive Officer and a director of our company. Mr. Parent has worked in the mining industry for nearly 25 years and has managed the exploration and development operations of several junior public mining companies in the United States and Canada. Mr. Parent is the Founder and previous Chief Executive Officer and Chairman of GoldSpring, Inc., a publicly traded precious metals mining company that operates the Plum

D/JLM/881284.2

Mine located in Nevada’s Comstock Lode region near Virginia City. Plum Mine is a cyanide heap leach operation currently producing gold and silver.

Mr. Parent has been responsible for evaluation, acquisition and development of mining projects and served as the Chief Executive Officer of Ecovery, Inc. a private company with two significant mining projects: The Big Mike Copper Project and the GoldSpring Placer Project both now owned by GoldSpring. Mr. Parent is also the founder, President and Chief Executive Officer of Aztech Environmental Industries, Inc.

David J. Salari, Chief Operating Officer and Director

Mr. Salari is the Chief Operating Officer and a director of our company. Mr. Salari has served as a director of General Gold Corporation since November 17, 2004. Mr. Salari is a Professional Engineer who over the past 20 years, has been involved in the design, supply, and commissioning of mining and mineral processing systems throughout the world for gold and silver, base metals, and industrial minerals. Commencing in 2004 and presently Mr. Salari is the President of D.E.N.M. Engineering, a company engaged in the engineering, design and installation of mineral processing equipment and systems.

From 1986 to 2004 Mr. Salari was the Vice President of MPE International Inc. where he managed the engineering and design of metallurgical processing equipment for precious, base, and industrial minerals. From 1980 to 1986 Mr. Salari worked with Placer Development Ltd. in various metallurgist and engineering capacities.

More recently, he spearheaded as Process Manager the construction and start-up of a 4000 TPD heap leach operation at the Plum Mine in the Comstock Lode region of Nevada. His duties included heap pad construction, recovery plant, and dealing with The Nevada Division of Environmental Protection in permit related issues. Mr. Salari is a graduate of the University of Toronto (1980) with a BASC degree in Metallurgical Engineering.

Leslie James Porter, Chief Financial Officer and Director

Mr. Porter is the Chief Financial Officer and a director of our company. Since July 2005, Mr. Porter has also served as the Chief Financial Officer and a director of Tangerine Gold Inc., a junior mining exploration company. Mr. Porter was the Chief Financial Officer of Mediterranean Minerals Ltd. and its predecessor Manhattan Minerals Inc and served as the Chief Financial Officer and a director of Firestone Ventures, Inc., both junior mining exploration companies. Since 2004 Mr. Porter has served as the Chief Financial Officer and a director of SHEC Labs Solar Hydrogen Energy Corporation, a technology company. He has also served on that company’s Steering Committee since 2003 and served as financial advisor to the company from 2001 to 2004. Since 2001 Mr. Porter has been the President of LJV Capital Corp., providing financial and business consulting services to early stage companies. And from 1999 to 2001 he was the Chief Financial Officer and a director of Global Media Corp., an internet media streaming company.

Mr. Porter received his Bachelor of Commerce degree in Finance from the University of British Columbia in Vancouver, B.C. in 1987. He received his Chartered Accountant designation from the Institute of Chartered Accountants of British Columbia in 1990, his Chartered Financial Analyst designation from the Institute of Chartered Financial Analysts in 1994 and his Certified Public Accountant designation (State of Illinois) from the University of Illinois in 1999.

Mr. Porter received his Chartered Accountant and Chartered Financial Analyst designations while employed with the major public accounting firm, Arthur Andersen & Co., where he achieved the position of Senior Manager, Taxation and served large corporations including subsidiaries and divisions of global mining companies BHP and Newmont.

Committees of the Board

We do not have any committees of our board.

Family Relationships

D/JLM/881284.2

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the current directors or officers of our company are related by blood or marriage.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

We currently do not have an audit, nominating or compensation committee or any committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Audit Committee Financial Expert

Our board of directors has determined that we do not have an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of Forms 4 and 5 furnished to our company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, we believe that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

D/JLM/881284.2

Effective August 10, 2006, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is being filed as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: General Metals Corporation, 1 E. Liberty Street, Suite 6000, Reno, Nevada, 89501, Attention: Stephen Parent.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended April 30, 2006, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

D/JLM/881284.2

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Stephen Parent	4(1)	4(1)	Nil
David J. Salari	2(1)	2(1)	Nil
Leslie James Porter	2(1)	2(1)	Nil

(1)                    The named director failed to file a Form 3 – Initial Statement of Beneficial Ownership and a Form 4 – Statement of Change in Beneficial Ownership in a timely manner.

Item 10.	Executive Compensation.

Executive Compensation

Other than shown below, no executive officer of our company received annual salary and bonus in excess of $100,000 for the years ended April 30, 2006, 2005 and 2004. For the years ended April 30, 2005 and 2004, we did not pay any salaries or bonuses to any of our executive officers. As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

The following table shows the compensation received by our president, chief executive officer, chief financial officer and chief operating officer for the years ended April 30, 2006, 2005 and 2004.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
David J. Salari President, Secretary and director of General Gold, COO and director of General Metals	2006 2005 2004	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Leslie James Porter CFO and director of General Metals	2006 2005 2004	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Stephen B. Parent President, CEO and Director of General Metals	2006 2005 2004	$120,000 N/A N/A	$25,000 N/A N/A	Nil N/A N/A	2,000,000 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A

D/JLM/881284.2

William Whittle President, Chief Executive Officer and Chief Financial Officer of General Gold	2006 2005 2004	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A

(1)           The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal years ended April 30, 2006 and April 30, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during fiscal year ended April 30, 2006 by any officers or directors of our company.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings We did not pay director's fees or other cash compensation for services rendered as a director in the year ended April 30, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts

D/JLM/881284.2

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

Certain Relationships and Related Transactions

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, 5% beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 9, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David J. Salari(2) 58 West Street Oakville, ON, Canada, L6L 2Y8	700,000(3)	1.09%
Stephen Parent(4) 16706 North 109th Way Scottsdale, AZ 85255	5,668,000(5) (6)	8.80%
FastMarine Group Ltd. 4448 Patterdale Drive North Vancouver, BC V7R 4L8	5,000,000	7.76%
Grassy Mole Enterprises Ltd. 5th Floor, 195 Alexander Street Vancouver, BC V6A 1B8	10,000,000	15.52%
Aegean Capital Management 38820 N. 25th Avenue Phoenix, Arizona 85086	5,000,000	7.76%
Directors and Executive Officers as a Group	6,368,000 common shares	9.88%

(1) Based on 64,437,426 shares of common stock issued and outstanding as of August 9, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) The Chief Operating Officer and a director of our company

D/JLM/881284.2

(3) Restricted shares.

(4) The President, Chief Executive Officer and a director or our company.

(5) Includes 2,000,000 shares of common stock held by Aztech Environmental Industries and 600,000 shares of common stock held by Lavender House, LLC, all of which are beneficially owned by Steve Parent. It also includes 1,040,000 shares owned by Judy Parent, Mr. Parent’s wife.

(6) Of the shares indicated, 4,940,000 are restricted shares.

Change in Control

None.

Item 12.	Certain Relationships and Related Transactions.

Except as indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, 5% beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

We have been involved in periodic transactions, whereby money has been loaned to our former President and our former President has loaned money to our company. There were no loans to this party during the year ended April 30, 2006. As of April 30, 2006 we were obligated to our former President for a total of $2,071 for notes payable and accrued interest thereon.

We received loans and advances from stockholders and related parties. These transactions are in the form of unsecured convertible demand loans bearing interest of 6% to 15% per annum. The total balance due was $338,618 and $396,992 as of December 31, 2005 and March 31, 2005, respectively. This includes approximately $146,069 and $170,099 of accrued interest as of December 31, 2005 and March 31, 2005, respectively. Effective February 9, 2005, the rate of conversion for these notes was reduced from $0.10 per common share to $0.0185 per common share. As of March 31, 2005, the Company recognized a beneficial conversion feature attributable to the reduction in the conversion price of these convertible demand notes, the effect of which has been to record imputed interest expense in the amount of $393,460.

During the nine months ended December 31, 2005, we issued 3,921,495 shares of common stock, in conversion of $72,548 of convertible notes payable. The conversion price was $0.0185 per share.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1          Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)

3.2          By-Laws (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)

3.3	Amendment to Certificate of Incorporation (filed herewith)
(10)	Material Contracts

10.1        Letter of Intent between General Gold Corporation and Gold Range, LLC dated November 14, 2004 (filed herewith).

D/JLM/881284.2

10.2         Amendment to Letter of Intent between General Gold Corporation and Gold Range, LLC dated December 31, 2004 (filed herewith).

10.3         Assignment of Lease Agreement between General Gold Corporation and Gold Range Company, LLC dated April 29, 2005 (filed herewith).

10.4         Assignment of Lease and Consent Agreement between Independence Gold-Silver Mines Inc., Gold Range Company, LLC and General Gold Corporation dated June 29, 2005 (filed herewith).

10.5        Lease Agreement between Independence Gold-Silver Mines Inc. and Gold Range Company, LLC dated July 13, 2005 (filed herewith).

10.6         Share Purchase Agreement dated January 20, 2006 among General Gold Corporation, Recov Energy Corp. and the selling shareholders of General Gold Corporation (filed herewith).

(14)	Code of Ethics
14.1	Code of Ethics (filed herewith).
(21)	Subsidiaries
General Gold Corporation, a Nevada company
(24)	Power of Attorney
24.1	Power of Attorney (included on signature page).
(31)	Section 302 Certification
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)
Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Moore & Associates for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 was estimated at $2,000.

The aggregate fees billed by Manning Elliott for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended April 30, 2005 was estimated $4,700.

Audit Related Fees

For the fiscal years ended April 30, 2006 and April 30, 2005, the aggregate fees billed for assurance and related services by Moore & Associates and Manning Elliott, respectively, relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was nil.

D/JLM/881284.2

Tax Fees

For the fiscal years ended April 30, 2006 and April 30, 2005, the aggregate fees billed by Moore & Associates and Manning Elliott, respectively, for other non-audit professional services, other than those services listed above, totalled nil.

We do not use Moore & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore & Associates to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Moore & Associates is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

(a)	approved by our audit committee (which consists of entire Board of Directors); or
(b)

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Moore & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates’ independence.

D/JLM/881284.2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION

By: /s/ Stephen Parent

Stephen Parent, Chief Executive Officer and President

(Principal Executive Officer)

Date: August 15, 2006.

By: /s/ Leslie James Porter

Leslie James Porter, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Parent as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or of their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Parent Stephen Parent	President, Chief Executive Officer and Director	August 15, 2006

/s/ David J. Salari David J. Salari	Chief Operating Officer and Director	August 15, 2006

/s/ Leslie James Porter Leslie James Porter	Chief Financial Officer and Director	August 15, 2006

D/JLM/881284.2