Form 10QSB
period 2006-07-31
GENERAL METALS CORP
filed 2006-09-21
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 000-30230

GENERAL METALS CORPORATION
(Exact name of small business issuer as specified in its charter)
Delaware	65-0488983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 E. Liberty St., Suite 6000, Reno, NV 89501
(Address of principal executive offices)
(775) 686-6078
(Issuer's telephone number, including area code)
N/A
(Former Name, Former Address if Changed Since last Report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

[APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.  Yes  ☐     No  ☐.

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of September 5, 2006, there were 64,896,426 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

D/JLM/901004.2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended July 31, 2006 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

General Metals Corporation – Successor to General Gold Corporation

(An Exploration Stage Company)

Consolidated Balance Sheet

	July 31,
	2006	April 30,	April 30,
	(Unaudited)	2006	2005

ASSETS

Current Assets
Cash and Cash Equivalents	$ 10,116	$ 114,212	$ 202,322
Accounts Receivable, net	21,790	21,790	-
Notes Receivable - Related Party	-	-	2,326

Total Current Assets	31,906	136,002	204,648

Fixed Assets
Mineral Property	55,000	55,000	-
Property and Equipment, net	12,495	6,065	-

Total Fixed Assets	67,495	61,065	-

Total Assets	$ 99,401	$ 197,067	$ 204,648

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 14,270	$ 14,270	$ 37,868
Accrued Liabilities	16,420	15,702	19,454
Notes Payable - Related Party	2,071	2,071	1,200

Total Liabilities	32,761	32,043	58,522

Stockholders' Equity
Preferred Stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-	-
Common Stock, authorized 200,000,000
shares, par value $0.001, issued and
outstanding on July 31, 2006 and April 30,
2006 and 2005 is 64,437,426; 64,437,426
and 28,504,000 respectively	64,437	64,437	28,504

Additional Paid-in Capital	705,664	705,664	453,373
Subscriptions Receivable	76,000	-	(127,500)
Accumulated Deficit during Exploration Stage	(779,461)	(605,077)	(208,251)

Total Stockholders' Equity	(66,640)	165,024	146,126

Total Liabilities and Stockholders' Equity	$ 99,401	$ 197,067	$ 204,648

The accompanying notes are an integral part of these statements

General Metals Corporation – Successor to General Gold Corporation

(An Exploration Stage Company)

Consolidated Statements of Operations

				July 17, 1998
			Year Ended	(Inception)
	Three Months Ended July 31,		April 30,	to July 31,
	2006	2005	2006	2006
Revenue	$ -	$ -	$ -	$ -

Operating Expenses
Depreciation and Amortization	270	127	283	2,553
General and Administrative	108,862	70,016	222,774	420,392
Management and Consulting	41,101	58,672	297,992	400,093
Exploration and Development	19,150	21,483	70,488	111,121
Professional Fees	5,000	15,545	31,854	88,754

Total Expenses	174,384	165,843	623,391	1,022,913

(Loss) from Operations	(174,384)	(165,843)	(623,391)	(1,022,913)

Extraordinary Gain
Gain on Forgiveness of Debt	-	-	226,565	243,452

Net Income	$ (174,384)	$ (165,843)	$ (396,826)	$ (779,461)

Basic (Loss) per Share	$ (0.00)	$ (0.01)	$ (0.01)

Weighted Average
Number of Shares	64,437,426	28,509,000	34,463,296

Diluted (Loss) per Share	$ (0.00)	$ (0.01)	$ (0.01)

Weighted Average
Number of Shares	64,437,426	25,508,000	35,658,265

The accompanying notes are an integral part of these statements

General Metals Corporation – Successor to General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders’ Equity

for the period July 17, 1998 to July 31, 2006

					(Deficit)
					Accumulated
				Stock	During
	Common Stock		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	Receivable	Stage	Equity

Balance, July 17, 1998 (Inception)	-	$ -	$ -	$ -	-	$ -

Common Stock Issued to Founders for
Organizational Costs	5,000,000	5,000	(4,500)			500

Contributed Capital			87			87

Common Stock Issued for Acquisition
Of License	20,000,000	20,000	(18,000)			2,000

Net (Loss)					(587)	(587)

Balance, April 30, 1999	25,000,000	25,000	(22,413)	-	(587)	2,000

Net (Loss)					(2,000)	(2,000)

Balance, April 30, 2000	25,000,000	25,000	(22,413)	-	(2,587)	-

Contributed Capital			9,000			9,000

Net (Loss)					(14,977)	(14,977)

Balance, April 30, 2001	25,000,000	25,000	(13,413)	-	(17,564)	(5,977)

Contributed Capital			9,000			9,000

Net (Loss)					(16,657)	(16,657)

Balance, April 30, 2002	25,000,000	25,000	(4,413)	-	(34,221)	(13,634)

Contributed Capital			9,000			9,000

Net (Loss)					(21)	(21)

Balance, April 30, 2003	25,000,000	25,000	4,587	-	(34,242)	(4,655)

Contributed Capital			9,000			9,000

Net (Loss)					(20,886)	(20,886)

Balance, April 30, 2004	25,000,000	25,000	13,587	-	(55,128)	(16,541)

Common Stock Issued for Cash at
$0.125, net of $3,710 Offering Costs	3,504,000	3,504	430,786	(127,500)		306,790

General Metals Corporation – Successor to General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders’ Equity Continued

for the period July 17, 1998 to July 31, 2006

	Common Stock		Paid in	Stock Subscription	(Deficit) Accumulated During Exploration	Total
	Shares	Amount	Capital	Receivable	Stage	Equity
Contributed Capital			9,000			9,000

Net (Loss)					(153,123)	(153,123)

Balance, April 30, 2005	28,504,000	28,504	453,373	(127,500)	(208,251)	146,126

Cash Received for Subscriptions
Receivable				127,500		127,500

Common Stock Issued for Cash at $0.25
In Private Placement	40,000	40	4,960			5,000

Common Stock Issued for Cash at
$0.13	24,000	24	2,976			3,000

Common Stock Issued at $0.001 to
exercise lease agreement	5,000,000	5,000				5,000

Common Stock Issued for Cash at $0.125
In Private Placement	2,529,500	2,530	313,658			316,188

Common Stock Issued in Reorganization	7,669,521	7,669	(578,964)			(571,295)

Common Stock Issued to Convert Debt at
0.0185 as Agreed in February 2005	20,031,405	20,031	350,550			370,581

Common Stock Issued as Incentive	500,000	500				500

Common Stock Returned and Cancelled	(500,000)	(500)				(500)

Common Stock Issued in Exercise of
Warrants at $0.25	639,000	639	159,111			159,750

Net (Loss)					(396,826)	(396,826)

Balance, April 30, 2006	64,437,426	64,437	705,664	-	(605,077)	165,024

Deposit Received on Private Placmeent				76,000		76,000

Net (Loss)					(174,384)	(174,384)

Balance, July 31, 2006	64,437,426	$ 64,437	$ 705,664	$ 76,000	$ (779,461)	$ (66,640)

On November 18, 2005 the Company had a 2 for 1 forward stock split. This forward split has been retroactively applied to the above schedule

The accompanying notes are an integral part of these statements

General Metals Corporation – Successor to General Gold Corporation

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

				July 17, 1998
			Year Ended	(Inception)
	Three Months Ended July 31,		April 30,	to July 31,
	2006	2005	2006	2006
Operating Activities
Net Loss	$(174,384)	$(165,843)	$(396,826)	$(779,461)
Adjustments to reconcile Net Loss
Gain on Forgiveness of Debt		-		(16,300)
Stock Issued for Service and Conversion of Debt	-	-	370,581	370,581
Stock Issued to Acquire Mineral Property Lease	-	-	5,000	5,000
Stock Issued in Acquisition and Reorganization	-	-	(571,295)	(571,295)
Contributed Capital		2,250		45,000
Depreciation and Amortization	270	-	283	2,553
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable		-	(21,790)	35,532
Decrease in Other Receivables		-	2,326	2,326
Decrease in Accounts Payable		(33,026)	(23,598)	(23,598)
Decrease/(Increase) in Accrued Liabilities	718	(18,750)	(3,752)	(3,034)

Net Cash Used by Operating Activities	(173,396)	(215,369)	(639,071)	(932,696)

Investment Activities
Acquisition of Mineral Property			(55,000)	(55,000)
Purchase of Equipment	(6,700)	(3,091)	(6,348)	(13,048)

Net Cash Used by Investment Activities	-	(3,091)	(61,348)	(61,348)

Financing Activities
Loans / (Repayments) -Related Parties	-	(9,117)	871	16,632
Cash Received from Subscriptions Receivable	76,000	124,800	127,500	76,000
Proceeds from the Sale of Stock	-	19,000	483,938	918,228

Net Cash Provided by Financing Activities	76,000	134,683	612,309	1,010,860

Net Increase / (Decrease) in Cash	(104,096)	(83,777)	(88,110)	10,116

Cash, Beginning of Period	114,212	202,322	202,322	-

Cash, End of Period	$ 10,116	$ 118,545	$ 114,212	$10,116

Supplemental Information:
Interest Paid	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2006; April 30, 2006, 2005)

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

For accounting purposes, the acquisition of General Gold has been treated as a reverse acquisition. Accordingly, the consolidated financial statements, statements of operations, statement of stockholders’ deficit and statements of cash flows reflect the results of operations and cash flows of General Gold for the period from its inception on July 17, 1998 to July 31, 2006 and consolidated with those of General Metals from acquisition on March 15, 2006 to July 31, 2006.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of General Metals Corporation and its wholly owned subsidiary, General God Corporation. Collectively, they are referred herein as the Company. All inter-company balances and transactions have been eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of July 31, 2006, cash and cash equivalents consists of cash and cash in trust.

Property and Equipment

Property and equipment consists of furniture and equipment and is recorded at cost. Equipment acquired from the acquisition is recorded at net book value. The furniture and equipment are being depreciated on a straight-line basis over their estimated lives of five years.

Following is a summary of property and equipment at April 30, 2006:

	31 Jul 06	30 Apr 06
Furniture and Equipment	$6,348	$6,348
Vehicle Purchase	6,700	-
Less: Accumulated Depreciation	(553)	(283)
Property and Equipment, Net	$12,495	$6,065

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	2006	2005
Numerators for Basic and Diluted EPS Net income/(loss) to common shareholders	($396,826)	($153,123)
Denominators for Basic EPS Weighted average of shares outstanding	34,463,296	25,070,000
Basic Earnings/(Loss) Per Share	($0.01)	($0.01)
Denominators for Diluted EPS Weighted average of shares outstanding	34,658,265	25,508,000
Diluted Earnings/(Loss) Per Share	($0.01)	($0.01)

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

At the effective date of the merger The Company had 7,669,521 shares issued and outstanding and issued 36,097,500 common shares and 3,048,750 one-year warrants to affect the merger. Below are the balance sheets and adjustments giving affect to the acquisition on March 15, 2006:

	General	General		Adjusted
	Metals	Gold		Balance
	March 15,	March 15,	Acquisition	March 15,
	2006	2006	Adjustments	2006
ASSETS
Current Assets
Cash and Cash Equivalents	$ 8,582	$ 39,268	$ -	47,850
Accounts Receivable net	10,000	11,790	-	21,790
Prepaid Expense	-	12,500	-	12,500

Loan to Related Party	-	30,000	(30,000)	-
Total Current Assets	18,582	93,558	(30,000)	82,140

Fixed Assets
Investment in Mining Property		55,000		55,000
Property, Plant and Equipment, net	3,256	2,808		6,064
Total Fixed Assets	3,256	57,808	-	61,064

Total Assets	$ 21,838	$ 151,366	$ (30,000)	$ 143,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 226,563	$ 20,776		247,339
Notes and Loans Payable	335,956			335,956
Tax Payables	614			614
Loan From Related Party	30,000	1,457	(30,000)	1,457
Total Liabilities	593,133	22,233	(30,000)	585,366

Stockholders' Equity
Common Stock	7,670	36,097		43,767
Paid in Capital	3,427,057	774,967	(4,006,022)	196,002
Accumulated Equity/(Deficit)	(4,006,022)	(681,931)	4,006,022	(681,931)
Total Stockholders' Equity	(571,295)	129,133	-	(442,162)

Total Liabilities and Stockholders' Equity	$ 21,838	$ 151,366	$ (30,000)	$ 143,204

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, at April 30, 2006 the Company has an accumulated loss of $660,077 during its exploration stage. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Managements Plan

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 5. GAIN ON FORGIVENESS OF DEBT AND DEBT CONVERSION

Forgiveness of Debt

The Company acquired General Gold on March 15, 2006. Prior the acquisition the Company had arranged to reduce or eliminate certain accounts payable however, the transactions were not completed until after the acquisition and prior to the April 30, 2006 report date. Shareholder loans in the amount of $91,174 and accrued attorney fees in the amount of $110,784 were forgiven. The Company determined that $24,606 in stale payables with no collection activity for over six years could be legally written-off. Should any of these creditors take action to collect the company will reassume responsibility. Following is a list of Accounts payable that have been written-off and a gain on forgiveness of debt has been recorded:

Accounts Payable:

Shareholder Loans	$ 91,175
Attorney Fees – Related Party	110,784
Stale Payables	24,606
Total Debt Forgiven	$226,565

Debt Conversion

The Company converted $370,581 shareholder loans to 20,031,405 common shares during the year ended April 30, 2006. Agreements were reached to convert the debt in February 2005 at a rate of $0.0185 per share as disclosed in the 10KSB/A-2 for March 31, 2005 filed with the SEC on October 4. 2005. Although the debt conversion was agreed to in February 2005 the actual transactions were not recorded until after the acquisition of General Gold and prior to the July 31, 2006 report date.

NOTE 6. RELATED PARTY TRANSACTIONS

Significant related party transactions are described in the above note.

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share. As of April 30, 2006 no preferred stock is issued and outstanding

Common Stock

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

The Company received $76,000 advanced payment on a private placement.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $211,777, which is calculated by multiplying a 35% estimated tax rate by the items making up the deferred tax account, the NOL of $605,077. The total valuation allowance is a comparable $211,777.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the year ended April 30, 2006:

Deferred Tax Asset	$ 211,777
Less: Valuation Allowance	(211,777)
Net Deferred Tax Asset	$ 0

The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year’s NOL and the year of expiration if not utilized.

Year Created	Amount	Year to Expire
1999	$ 587	2019
2000	2,000	2020
2001	14,977	2021
2002	16,657	2022
2003	21	2023
2004	20,886	2024
2005	153,123	2025
2006	451,826	2026
Total NOL Carry forward	$605,077

NOTE 9. MINERAL PROPERTY

On November 14, 2004, the Company entered into a letter of intent with Independence Mines, LLC (“Independence”) and Gold Range, LLC (“Gold”) with respect to the purchase of an option that Gold held to the Independence mining claims in Lander County, Nevada and substantially all of the assets that Gold uses to conduct the business of Independence. On April 29, 2005, the Company entered into an agreement (the “Assignment Agreement”), which replaced the letter of intent whereby the Company purchased an assignment of lease to the Independence mining claims from Gold. The purchase price included $25,000 (paid) at the close of the Assignment Agreement, $25,000 (paid) when the definitive agreement was entered into between Gold and the Lessor and a final $25,000 (paid) within 30 days of the lease recordation date. On October 26, 2005, the Company issued 5,000,000 restricted shares of common stock to Gold. Also, in addition to other underlying NSR requirements, the Company must pay a 1% net smelter royalty fee to Gold. The original payment of $25,000 was expensed, however, the remaining $50,000 payment and $5,000 for 5,000,000 shares of restricted stock issued have been capitalized as mineral property acquisition costs.

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

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in the Exchange Act. All statements that are included in this report, other than statements of historical fact, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, general business conditions.

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

On April 29, 2005, we entered into an agreement for an assignment of a lease with Gold Range, LLC. The lease to be assigned was the lease to be entered into between Gold Range, LLC and Independence Gold-Silver Mines Inc., pursuant to which Independence Gold-Silver Mines Inc. would lease to Gold Range, LLC certain unpatented mining claims located in the Battle Mountain District, Lander County, State of Nevada, as more particularly described in the lease, known also as the “Independence Mine”.

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

•	5,000,000 of our restricted common shares issued with the final cash payment above; and
•	a 1% net smelter return royalty payable to Gold Range, LLC in addition to other underlying net smelter return

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

Independence Deep Target

A large body of mineralized material is clearly indicated by previous drilling in the Deep Target. It is likely that proper logging and subsequent geologic modeling has potential to result in the identification of an economic resource. All core, approximately 25,000 feet, is stored on site, and re-logging was completed during the summer of 2006. As part of our Phase I exploration program, we have spent $100,000, including limited additional drilling and sampling.

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

Promising surface and near surface mineralization has been identified. The Surface Target contains an oxide target. This target is hosted entirely in the Pumpernickel Formation. To date over 80 drill holes and roughly eight (8) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface resources is the lack of drilling information. We anticipate that it is highly likely that additional drilling will develop resources sufficient to increase the near surface resource substantially.

Mill & Building On Site

A relatively intact 50 to 75 ton per day Counter Current – Decantation cyanide mill is situated on the property. The present condition of the jaw crusher, cone crusher and ball mill are uncertain but could possibly be returned to serviceable condition. A complete set of new rubber liners for the ball mill are on site. The mill is housed in a good condition metal clad building erected in 1987.

Surrounding Land and Mineral Ownership

The Wilson Independence claims are completely surrounded by Newmont Mining’s holdings and are an island with legal access. Newmont’s Phoenix Project is adjacent to the Independence claims and is scheduled to commence operation in mid 2006. Any ore recovered from the property should be suitable to process in the Phoenix plant.

Plan of Operations

Situated in the Battle Mountain – Cortez gold belt, the Wilson-Independence gold project represents an opportunity for a gold-sliver operation with potential for near surface open pit and deeper high grade underground production. Gold is indicated in three discrete drilled zones with sufficient values and spacing to warrant additional exploration drilling. Based on drill intercepts and drill hole spacing, we believe there is potential to develop a near surface mineralized deposit with between 3Mt and 5 Mt of material with a grade of 0.03 to 0.05 opt and a deeper deposit containing 5 to 6 Mt of material with grades between 0.27 and 0.35 opt.

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

Evaluation of all available structural, geologic and drill data is underway and required to generate an accurate geologic model for mineralization in the three target areas. Work is progressing as follows:

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
a)

Phase 1: A drill program of 15 to 20 RC drill holes of 500’ or less to establish continuity of the near surface Independence mineralization and 2 RC drill holes 1000’ deep to test vertical location and continuity of mineralized structures. Target date: mid October 2006

b)

Phase 2: Twenty RC drill holes of 500’ or less in the Independence target and five 3,000 ft. RC pre-collar/core finish drill holes in the Wilson Deep to confirm continuity of the gold mineralization and facilitate resource estimate for both deposits. Target date: Jan-Mar 2007

4.	A shallow 5-10 hole RC drill program be conducted in the North target to test potential for continuity and higher grade gold values. Target date: mid October 2006
5.	A rapid evaluation of the tailings program and additional bulk sampling or drilling of the mill stockpile has been completed and has categorized the material that is readily available for processing.

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

Cash Requirements

For the next 12 months we plan to continue to explore for base and precious metals on our Independence Mines property in Nevada pursuant to the budgets indicated above. We also plan to advance operational permitting for a 5-6 million ton cyanide heap leach operation to enable early processing of the shallow and near surface mineralized material which contains both gold and silver. The target estimated recoverable material is 235,000 ounces of gold and 2,500,000 ounces of silver from the shallow targets.

We will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program. On August 28, 2006 we retained a specialist international equity capital firm whose primary business is arranging financings for junior and other mining companies. They have arranged over $500 million for junior mining companies over the last several years. The agreement calls for an equity financing of shares and warrants in the amount of up to $2,000,000. The definitive terms of the financing have not yet been finalized. We can provide no assurances that this financing will be successfully completed .

In order to proceed with our plans we raised funds by way of private placements of equity securities in our company during fiscal 2005. We received total proceeds of $796,500 net of offering costs. The net proceeds received will be used as working capital to allow us to finance our exploration.

Liquidity and Capital Resources

As at July 31, 2006, we had $32,761 in current liabilities, and our working capital deficiency was $855. Our financial statements report a net loss of $174,384 for the three month period ended July 31, 2006 compared to a net loss of $165,843 for the three month period ended July 31, 2005. Our accumulated deficit increased to $779,461 for the three months ended July 31, 2006. Our losses increased in part as a result of increase in expenses in all categories for the three month period ended July 31, 2006. We realized an overall increase in all expense categories during the three month period ended July 31, 2006 as we were actively involved in the investigation and acquisition of resource properties, as compared to the three month period ended July 31, 2005. We have 5,279,750 warrants outstanding exercisable until December 31, 2006 at $0.25 per share, which, if exercised, could result in proceeds of $1,319,687.50. We cannot provide any assurances that any warrants will be exercised.

Our total liabilities as of July 31, 2006 were $32,761, as compared to total liabilities of $32,043 as of July 31, 2005. The decrease was primarily due to the decrease in accrued liabilities.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending July 31, 2007. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

Employees

Currently we have two employees in addition to our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this quarterly report.

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

Item 3.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being July 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief executive officer. Based upon that evaluation, our company's president and our company's chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's chairman and chief financial as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1          Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)

3.2          By-Laws (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)

3.3           Amendment to Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

(10)	Material Contracts

10.1        Letter of Intent between General Gold Corporation and Gold Range, LLC dated November 14, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

10.2         Amendment to Letter of Intent between General Gold Corporation and Gold Range, LLC dated December 31, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006).

10.3         Assignment of Lease Agreement between General Gold Corporation and Gold Range Company, LLC dated April 29, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006).

10.4         Assignment of Lease and Consent Agreement between Independence Gold-Silver Mines Inc., Gold Range Company, LLC and General Gold Corporation dated June 29, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006).

10.5        Lease Agreement between Independence Gold-Silver Mines Inc. and Gold Range Company, LLC dated July 13, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

10.6         Share Purchase Agreement dated January 20, 2006 among General Gold Corporation, Recov Energy Corp. and the selling shareholders of General Gold Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006).

(14)	Code of Ethics

14.1        Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

(21)	Subsidiaries
General Gold Corporation, a Nevada company
(31)	Section 302 Certification
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION

By: /s/ Stephen Parent

Stephen Parent, Chief Executive Officer and President

(Principal Executive Officer)

Date: September 21, 2006.

By: /s/ Leslie James Porter

Leslie James Porter, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: September 21, 2006.