Form 10QSB
period 2006-10-31
GENERAL METALS CORP
filed 2006-12-20
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

As of December 15, 2006, there were 64,896,426 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

CW996151.2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended October 31, 2006 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Consolidated Balance Sheets

	October 31,
	2006	April 30,
	(Unaudited)	2006
ASSETS
Current Assets
Cash and Cash Equivalents	$ 16,992	$ 114,212
Accounts Receivable, net	21,790	21,790
Prepaid Expenses	10,500	-
Total Current Assets	49,282	136,002
Fixed Assets
Mineral Property	58,091	55,000
Property and Equipment, net	12,225	6,065
Total Fixed Assets	70,316	61,065
Total Assets	$ 119,598	$ 197,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 57,418	$ 14,270
Accrued Liabilities	24,000	15,702
Notes Payable - Related Party	95,289	2,071
Total Liabilities	176,707	32,043
Stockholders' Equity
Preferred Stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-
Common Stock, authorized 200,000,000
shares, par value $0.001, issued and
outstanding on October 31, 2006 and April 30,
2006 and 2005 is 64,981,426; 64,437,426
and 28,504,000 respectively	65,081	64,437
Additional Paid-in Capital	798,020	705,664
Subscriptions Receivable/(Deposits)	26,000	-
Accumulated Deficit during Exploration Stage	(946,210)	(605,077)
Total Stockholders' Equity	(57,109)	165,024
Total Liabilities and Stockholders' Equity	$ 119,598	$ 197,067

The accompanying notes are an integral part of these statements

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					July 17, 1998
					(Inception)
	Six Months Ended October 31,		Three Months Ended October 31,		to October 31,
	2006	2005	2006	2005	2006
Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Depreciation and Amortization	540	283	270	156	2,823
General and Administrative	209,108	69,458	100,246	29,459	530,638
Management and Consulting	82,910	120,504	41,809	60,332	441,902
Exploration and Development	36,575	55,000	17,425	5,000	128,546
Professional Fees	12,000	21,854	7,000	6,309	95,754

Total Expenses	341,133	267,099	166,750	101,256	1,199,663

(Loss) from Operations	(341,133)	(267,099)	(166,750)	(101,256)	(1,199,663)

Extraordinary Gain
Gain on Forgiveness of Debt	-	-	-	-	226,565

Net Income	$ (341,133)	$ (267,099)	$ (166,750)	$ (101,256)	$ (973,098)

Basic (Loss) per Share	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.00)

Weighted Average
Number of Shares	64,437,426	28,667,000	34,463,296	28,667,000

Diluted (Loss) per Share	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.00)

Weighted Average
Number of Shares	64,484,730	28,667,000	64,484,730	28,667,000

The accompanying notes are an integral part of these statements

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

from inception July 17, 1998

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

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

from inception July 17, 1998

Balance, April 30, 2005	28,504,000	28,504	453,373	(127,500)	(208,251)	146,126

Cash Received for Subscriptions
Receivable				127,500		127,500

Common Stock Issued for Cash at $0.25
In Private Placement	40,000	40	4,960			5,000

Common Stock Issued for Cash at
$0.13	24,000	24	2,976			3,000

Common Stock Issued at $0.001 to
exercise lease agreement	5,000,000	5,000				5,000

Common Stock Issued for Cash at $0.125
In Private Placement	2,529,500	2,530	313,658			316,188

Common Stock Issued in Reorganization	7,669,521	7,669	(578,964)			(571,295)

Common Stock Issued to Convert Debt at
0.0185 as Agreed in February 2005	20,031,405	20,031	350,550			370,581

Common Stock Issued as Incentive	500,000	500				500

Common Stock Returned and Cancelled	(500,000)	(500)				(500)

Common Stock Issued in Exercise of
Warrants at $0.25	639,000	639	159,111			159,750

Net (Loss)					(396,826)	(396,826)

Balance, April 30, 2006	64,437,426	64,437	705,664	-	(605,077)	165,024

Deposit received on Private Placement				76,000		76,000

Common Stock Issued in Exercise of
Warrants at $0.25	100,000	100	24,900			25,000

Common Stock Issued for Cash at $0.125
In Private Placement	400,000	400	49,600	(50,000)		-

Common Stock Issued for Service at
$0.125 per share	144,000	144	17,856			18,000

Net (Loss)					(341,133)	(341,133)

Balance, October 31, 2006	65,081,426	$65,081	$798,020	$ 26,000	$ (946,210)	$(57,109)

On November 18, 2005 the Company had a 2 for 1 forward stock split. This forward split has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

					July 17, 1998
					(Inception)
	Six Months Ended October 31,		Three Months Ended October 31,		to October 31,
	2006	2005	2006	2005	2006
Operating Activities
Net Loss	$(341,133)	$(267,099)	$(166,750)	$(101,256)	$(1,199,663)
Adjustments to reconcile Net Loss
Gain on Forgiveness of Debt		-			226,565
Stock Issued for Service and Conversion of Debt	18,000	-	18,000	-	389,081
Stock Issued to Acquire Mineral Property Lease	-	5,000	-	-	5,000
Stock Issued in Acquisition and Reorganization	-	-	-	-	(569,295)
Contributed Capital		-		-	45,087
Depreciation and Amortization	570	283	270	156	2,823
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable		-		(1,247)	35,532
(Increase)/Decrease in Other Receivables		-		6,250	2,326
Increase/(Decrease) in Accounts Payable	43,148	(48,952)	43,148	(3,482)	19,550
Increase/(Decrease) in Accrued Liabilities	(2,202)	(12,500)	(2,920)	(654)	(5,954)

Net Cash Used by Operating Activities	(281,617)	(323,268)	(108,252)	(100,233)	(1,048,948)

Investment Activities
Acquisition of Mineral Property	(3,091)		(3,090)	-	(58,090)
Purchase of Equipment	(6,730)	(3,091)	-	-	(13,048)

Net Cash Used by Investment Activities	(9,821)	(3,091)	(3,090)	-	(71,138)

Financing Activities
Loans / (Repayments) -Related Parties	93,218	-	93,218	1,157	117,850
Cash Received from Subscriptions Receivable	26,000	-	(50,000)		26,000
Proceeds from the Sale of Stock	75,000	146,681	75,000	3,048	993,228

Net Cash Provided by Financing Activities	194,218	146,681	118,218	4,205	1,137,078

Net Increase / (Decrease) in Cash	(97,220)	(179,678)	6,876	(96,028)	16,992

Cash, Beginning of Period	114,212	202,322	10,116	118,672	-

Cash, End of Period	$ 16,992	$ 22,644	$ 16,992	$ 22,644	$ 16,992

Supplemental Information:
Interest Paid	$ -	$ -	$ -	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -	$ -	$ -
The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(October 31, 2006; April 30, 2006)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of October 31, 2006, cash and cash equivalents consists of cash and cash in trust.

Property and Equipment

Property and equipment consists of furniture and equipment and is recorded at cost. Equipment acquired from the acquisition is recorded at net book value. The furniture and equipment are being depreciated on a straight-line basis over their estimated lives of five years.

Following is a summary of property and equipment October 31, 2006 and April 30, 2006:

	31 Oct 06	30 Apr 06
Furniture and Equipment	$ 6,348	$6,348
Vehicle Purchase	6,700
Less: Accumulated Depreciation	(823)	(283)
Property and Equipment, Net	$12,225	$6,065

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

Managements Plan

Management continues to seek funding from its shareholders and other qualified investors to pursue its exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that the Company will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment. Further, the Company may continue to be unprofitable. The Company needs to raise additional funds in the immediate future in order to proceed with its exploration program.

On August 28, 2006 the Company retained a specialist international equity capital firm whose primary business is arranging financings for junior and other mining companies. They have arranged over $500 million for junior mining companies over the last several years. The agreement calls for an equity financing of shares and warrants in the amount of up to $2,000,000. The definitive terms of the financing have not yet been finalized. The can provide no assurances that this financing will be successfully completed .

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

Debt Conversion

The Company converted $370,581 shareholder loans to 20,031,405 common shares during the year ended April 30, 2006. Agreements were reached to convert the debt in February 2005 at a rate of $0.0185 per share as disclosed in the 10KSB/A-2 for March 31, 2005 filed with the SEC on October 4. 2005. Although the debt conversion was agreed to in February 2005 the actual transactions were not recorded until after the acquisition of General Gold and prior to the October 31, 2006 report date.

NOTE 6. RELATED PARTY TRANSACTIONS

The President and CEO has provided financing to the company in the form of demand notes with no fixed or determinable repayment dates. The amounts are recorded as current liabilities with the balance as of October 31, 2006 and April 30, 2006 of $95,289 and $2,071 respectively.

Accrued Liabilities as of October 31, 2006 includes $24,000 in unpaid officer compensation.

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

On August 17, 2006 the Company issued 100,000 of common shares at $0.25 per share through the exercise of director’s warrants.

On October 15, 2006 the Company issued 400,000 common shares in a private placement for $50,000 at $0.125 per share and 144,000 common shares for services valued at $18,000 or $0.125 per share.

Warrants

The Company has 3,048,750 warrants outstanding exercisable until March 15, 2007 at $0.25 per share. On November 28, 2006, subsequent to the period being reported, the Company extended the warrant exercisable date from March 15, 2007 to June 30, 2007.

On 8 May 2006 the Company issued 3,000,000 warrants to directors and officers exercisable at $0.25 per share until December 31, 2006 as disclosed in its 8-K filing of May 9, 2006. On November 28, 2006, subsequent to the period being reported, the Company extended the exercisable date for these director warrants from December 31, 2006 to June 30, 2007.

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

NOTE 11. SUBSEQUENT EVENTS

On November 28, 2006 the Company approved an extension of the expiration date of all its outstanding warrants to June 30, 2007. It also provided that each outstanding warrant exercised between November 28, 2006 and December 31, 2006 can be exercised at $0.125 per share and receive an additional warrant with an exercise price of $0.125 exercisable until December 31, 2007.

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

The Wilson-Independence project is wholly owned by General Metals through a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement General Metals must expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials prior to September 30, 2010 as per the following schedule:

September 30, 2006	$50,000
September 30, 2007	$75,000
September 30, 2008	$125,000
September 30, 2009	$175,000
September 30, 2010	$200,000

Any expenditure in excess of the minimum expenditure may be applied to subsequent years. The term of the lease is for a period of 20 years commencing October 1, 2005. There is a production royalty payable for the sale of all gold, silver or platinum based upon the average daily price of gold on the London Metal Exchange of 3% when the price of gold per ounce is less than $375, 4% when the price of gold per ounce is between $375 and $475 and 5% when the price of gold is over $475. There is also a production royalty of 3% payable on the sale of all substances other than gold, silver and platinum.

We have the option to purchase the property for $3.0 million within 10 years of the date the lease commenced provided all obligations have been met. To date, we have expended approximately $250,000 on exploration and all.

We are also in early discussions with Newmont regarding the right of way use as well as water usage from Newmont’s reservoir with a right of way for a pipeline.

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

CW996151.2

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

CW996151.2

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

CW996151.2

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

CW996151.2

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

Drilling, North Target – 1-2 months *

1 Project geologists (100%), 1 Sr. geologist (25%)

1 RC drill

*Timing reflects start of project, does not include permitting or precursor studies

BUDGET ESTIMATES

CW996151.2

Surveying & Geology

Data review		2,500.00
Surface/Subsurface Surveying		5,000.00
Underground mapping and sampling		12,500.00
Surface Mapping and Sampling		7,500.00
Core Sampling		10,000.00
Sample Preparation and Analysis		4,500.00
Field Expenses		9,000.00
Supplies		2,500.00
Maps and Section Preparation		7,500.00
Geologic Interpretation & Modeling		10,000.00
Report		5,000.00
Misc. Survey & Technical Support		10,000.00
	Total	$86,000.00

Phase I

Permitting		5,000.00
Site Construction		9,000.00
Drilling, RC (15 @ 500', 2 @1000', 10 @ 300')		137,500.00
Analysis		28,500.00
Supervision		36,000.00
Supplies		4,500.00
Field Expenses		9,600.00
Section and Map Preparation		5,000.00
Geologic Interpretation & Modeling		10,000.00
Report		5,000.00
Reclamation		6,750.00
Miscellaneous/Contingency		25,685.00
	Total	$282,535.00

Phase II

Permitting	5,000.00
Site Construction	9,000.00
Drilling (RC - 30 @ 500')	165,000.00
Analysis	28,500.00

CW996151.2

Supervision		42,000.00
Supplies		4,500.00
Field Expenses		9,600.00
Section and Map Preparation		5,000.00
Geologic interpretation and modeling		10,000.00
Report		5,000.00
Reclamation		6,750.00
Miscellaneous/Contingency		29,035.00
	Total	$319,385.00

Drilling, North Target

Permitting		5,000.00
Site Construction		11,250.00
Drilling, RC (15 @ 300')		38,250.00
Analysis		13,500.00
Supervision		15,000.00
Supplies		2,500.00
Field Expenses		3,750.00
Section and Report Preparation		5,000.00
Reclamation		8,437.50
Miscellaneous @ 5%		4,712.50
	Total	$107,400.00

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

We will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration program. On August 28, 2006 we retained a specialist international equity capital firm whose primary business is arranging financings for junior and other mining companies. They have arranged over $500 million for junior mining companies over the last several years. The agreement calls for an equity financing of shares and warrants in the amount of up to $2,000,000. The definitive terms of the financing have not yet been finalized. We can provide no assurances that this financing will be successfully completed. We have elected not to proceed with the financing at the present time due to market conditions. However, we hope to have a financing completed by the end of the second quarter of 2007.

CW996151.2

In order to proceed with our plans we raised funds by way of private placements of equity securities in our company during fiscal 2005. We received total proceeds of $796,500 net of offering costs. The net proceeds received will be used as working capital to allow us to finance our exploration.

Liquidity and Capital Resources

As at October 31, 2006, we had $176,707 in current liabilities, and our working capital deficiency was $127,425. Our financial statements report a net loss of $341,133 for the six month period ended October 31, 2006 compared to a net loss of $267,099 for the six month period ended October 31, 2005. Our accumulated loss increased to $973,098 from inception to October 31, 2006. Our losses increased in part as a result of increase in expenses in all categories for the six month period ended October 31, 2006. We realized an overall increase in all expense categories during the six month period ended October 31, 2006 as we were actively involved in the investigation and acquisition of resource properties, as compared to the six month period ended October 31, 2005. We have 3,048,750 warrants outstanding exercisable until March 15, 2007 at $0.25 per share, which, if exercised, could result in proceeds of $762,187.50 and 3,000,000 warrants outstanding exercisable until June 30, 2007, at $0.25 per share, which, if exercised, could result in proceeds of $750,000. We cannot provide any assurances that any warrants will be exercised.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending October 31, 2007. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

Employees

Currently we have two employees in addition to our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

RISK FACTORS

CW996151.2

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

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. On August 28, 2006 we retained a specialist international equity capital firm whose primary business is arranging financings for junior and other mining companies. They have arranged over $500 million for junior mining companies over the last several years. The agreement calls for an equity financing of shares and warrants in the amount of up to $2,000,000. The definitive terms of the financing have not yet been finalized. We can provide no assurances that this financing will be successfully completed.

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

CW996151.2

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of gold and silver. Our properties are in the exploration stage only and are without known reserves of gold and silver. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

CW996151.2

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

CW996151.2

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

CW996151.2

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

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. On August 28, 2006 we retained a specialist international equity capital firm whose primary business is arranging financings for junior and other mining companies. They have arranged over $500 million for junior mining companies over the last several years. The agreement calls for an equity financing of shares and warrants in the amount of up to $2,000,000. The definitive terms of the financing have not yet been finalized. We can provide no assurances that this financing will be successfully completed. We have elected not to proceed with the financing at the present time due to market conditions. However, we hope to have a financing completed by the end of the second quarter of 2007.

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

CW996151.2

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being October 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our company’s chief financial officer. Based upon that evaluation, our company's president and chief executive officer and our company’s chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's chairman and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

CW996151.2

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On November 28, 2006, our board of directors, after considering potential financing alternatives, determined that it is necessary and in the best interests of the Company to extend the expiration date from March 15, 2007 until June 30, 2007 of 3,048,750 warrants (the “Warrants”) issued in connection with our merger with General Gold Corporation and extend the expiration date from December 31, 2006 to June 30, 2007 of 3,000,000 warrants (the “Directors Warrants”) issued to the directors of our company.

Further, as an incentive to warrant holders, our company and our directors believe it is in the best interests of our company to:

(a)	allow any Warrants or Directors Warrants exercised between November 28, 2006 and December 31, 2006 to be exercised at a price of $0.125 per share; and
(b)	issue an additional warrant at an exercise price of $0.125 exercisable until December 31, 2007 for every Warrant or Directors Warrant exercised between November 28, 2006 and December 31, 2006.
Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1          Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)

3.2          By-Laws (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)

3.3           Amendment to Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

(10)	Material Contracts

10.1        Letter of Intent between General Gold Corporation and Gold Range, LLC dated November 14, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

CW996151.2

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

Date: December 20, 2006.

By: /s/ Leslie James Porter

Leslie James Porter, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: December 20, 2006.

CW996151.2