Form 10QSB
period 2007-01-31
GENERAL METALS CORP
filed 2007-03-22
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

As of March 21, 2007, there were 70,116,963 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended January 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Statement of Stockholders' Equity
(Unaudited)
from inception July 17, 1998

	Common Stock Shares	Common Stock Amount	Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Total Equity
Balance, July 17, 1998 (Inception)	-	$ -	$ -	$ -	-	$ -
Common Stock Issued to Founders for Organizational Costs	5,000,000	5,000	(4,500)			500
Contributed Capital			87			87
Common Stock Issued for Acquisition Of License	20,000,000	20,000	(18,000)			2,000
Net (Loss)					(587)	(587)
Balance, April 30, 1999	25,000,000	25,000	(22,413)	-	(587)	2,000
Net (Loss)					(2,000)	(2,000)
Balance, April 30, 2000	25,000,000	25,000	(22,413)	-	(2,587)	-
Contributed Capital			9,000			9,000
Net (Loss)					(14,977)	(14,977)
Balance, April 30, 2001	25,000,000	25,000	(13,413)	-	(17,564)	(5,977)
Contributed Capital			9,000			9,000
Net (Loss)					(16,657)	(16,657)
Balance, April 30, 2002	25,000,000	25,000	(4,413)	-	(34,221)	(13,634)
Contributed Capital			9,000			9,000
Net (Loss)					(21)	(21)
Balance, April 30, 2003	25,000,000	25,000	4,587	-	(34,242)	(4,655)
Contributed Capital			9,000			9,000
Net (Loss)					(20,886)	(20,886)
Balance, April 30, 2004	25,000,000	25,000	13,587	-	(55,128)	(16,541)
Common Stock Issued for Cash at $0.125, net of $3,710 Offering Costs	3,504,000	3,504	430,786	(127,500)		306,790
Contributed Capital			9,000			9,000
Net (Loss)					(153,123)	(153,123)

Balance, April 30, 2005	28,504,000	28,504	453,373	(127,500)	(208,251)	146,126
Cash Received for Subscriptions Receivable				127,500		127,500
Common Stock Issued for Cash at $0.25 In Private Placement	40,000	40	4,960			5,000
Common Stock Issued for Cash at $0.13	24,000	24	2,976			3,000
Common Stock Issued at $0.001 to exercise lease agreement	5,000,000	5,000				5,000
Common Stock Issued for Cash at $0.125 In Private Placement	2,529,500	2,530	313,658			316,188
Common Stock Issued in Reorganization	7,669,521	7,669	(578,964)			(571,295)
Common Stock Issued to Convert Debt at 0.0185 as Agreed in February 2005	20,031,405	20,031	350,550			370,581
Common Stock Issued as Incentive	500,000	500				500
Common Stock Returned and Cancelled	(500,000)	(500)				(500)
Common Stock Issued in Exercise of Warrants at $0.25	639,000	639	159,111			159,750
Net (Loss)					(396,826)	(396,826)
Balance, April 30, 2006	64,437,426	64,437	705,664	-	(605,077)	165,024
Deposit received on Private Placement				76,000		76,000
Common Stock Issued in Exercise of Warrants at $0.25	100,000	100	24,900			25,000
Common Stock Issued for Cash at $0.125 In Private Placement	400,000	400	49,600	(50,000)		-
Common Stock Issued for Service at $0.125 per share	144,000	144	17,856			18,000
Common Stock Issued for Purchase of fixed asset at $0.075	200,000	200	14,800			15,000
Common Stock Issued for Cash at $0.075	149,541	150	11,066			11,216
Common Stock Issued for Services at $0.075 per share	300,000	300	22,200			22,500
Common Stock Issued to Convert Debt $0.075 per share	466,666	466	34,534			35,000
Common Stock Issued for Cash at $0.075 In Private Placement	3,427,330	3,427	253,623	(163,800)		93,250
Net (Loss)					(434,722)	(434,722)
Balance, January 31, 2007	69,624,963	$ 69,624	$ 1,134,243	$ (137,800)	$ (1,039,799)	$ 26,268

On November 18, 2005 the Company had a 2 for 1 forward stock split. This forward split has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(January 31, 2007; April 30, 2006)

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

For accounting purposes, the acquisition of General Gold has been treated as a reverse acquisition. Accordingly, the consolidated financial statements, statements of operations, statement of stockholders’ deficit and statements of cash flows reflect the results of operations and cash flows of General Gold for the period from its inception on July 17, 1998 to January 31, 2006 and consolidated with those of General Metals from acquisition on March 15, 2006 to January 31, 2007.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of January 31, 2007, cash and cash equivalents consists of cash and cash in trust.

Property and Equipment

Property and equipment consists of furniture and equipment and is recorded at cost. Equipment acquired from the acquisition is recorded at net book value. The furniture and equipment are being depreciated on a straight-line basis over their estimated lives of five years.

Following is a summary of property and equipment January 31, 2007 and April 30, 2006:

	31-Jan-2007	30-Apr-2006
Furniture and Equipment	$ 6,348	$6,348
Vehicle Purchase	21,700
Less: Accumulated Depreciation	(1,093)	(283)
Property and Equipment, Net	$26,955	$6,065

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	January 31, 2007	April 30, 2006
Numerators for Basic and Diluted EPS Net income/(loss) to common shareholders	($434,722)	($396,826)
Denominators for Basic EPS Weighted average of shares outstanding	64,710,803	34,463,296
Basic Earnings/(Loss) Per Share	($0.01)	($0.01)
Denominators for Diluted EPS Weighted average of shares outstanding	67,120,553	34,658,265
Diluted Earnings/(Loss) Per Share	($0.01)	($0.01)

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, at January 31, 2007 the Company has an accumulated loss of $1,080,909 during its exploration stage. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

On August 28, 2006 the Company initially retained a specialist international equity capital firm whose primary business is arranging financings for junior and other mining companies. They have arranged over $500 million for junior mining companies over the last several years. The agreement calls for an equity financing of shares and warrants in the amount of up to $2,000,000. In February 2007, the balance of retainer was paid and the Company information was distributed to the specialist’s clients for review. The definitive terms of the financing have not yet been finalized. They can provide no assurances that this financing will be successfully completed . During December, January and February the Company successfully completed a series of Private Placements discussed in the Stockholders Equity Note 7 and Subsequent Events Note 11 below.

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

The Company converted $35,000 accrued liabilities and shareholder loans to 466,666 common shares on January 31, 2007.

NOTE 6. RELATED PARTY TRANSACTIONS

The President and CEO has provided financing to the company in the form of demand notes with no fixed or determinable repayment dates. The amounts are recorded as current liabilities with the balance as of January 31, 2007 and April 30, 2006 of $97,561 and $2,071 respectively.

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

On January 31, 2007 the Company agreed to issue 349,541 common shares at $0.075 per share and an equal number of warrants exercisable by February 20, 2008 at $0.075 per share. Of the shares to be issued 200,000 were used to purchase a vehicle valued at $15,000 and 149,541 shares were issued for $11,216 cash.

On January 31, 2007 the Company agreed to issue 200,000 common shares at $0.075 per share to satisfy $15,000 debt.

On January 31, 2007 the Company agreed to issue and aggregate of 3,993,996 common shares at $0.075 per share in a private placement with an equal number of warrants exercisable on March 7, 2008 at $0.075 per share. Of the aggregate shares, 466,666 were issued to satisfy $35,000 debt, 100,000 were issued for services valued at $7,500 and 3,427,330 were issued for $93,250 cash $26,000 prepaid subscriptions and subscription receivable of $137,800.

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

Effective February 20, 2007 the Company issued 349,541 warrants exercisable by February 20, 2008 at $0.075 per share

Effective March 7, 2007 the Company issued 3,048,750 warrants exercisable by March 7, 2008 at $0.075 per share.

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

NOTE 11. SUBSEQUENT EVENTS

On January 31, 2007 the Company agreed to issue and aggregate of 3,993,996 common shares at $0.075 per share in a private placement with an equal number of warrants exercisable on March 7, 2008 at $0.075 per share. Of the aggregate shares, 466,666 were issued to satisfy $35,000 debt, 100,000 were issued for services valued at $7,500 and 3,427,330 were issued for $93,250 cash $26,000 prepaid subscriptions and subscription receivable of $137,800. These shares were actually issued during the subsequent period. The outstanding subscription receivable balance of $137,800 was also received during the subsequent period.

On March 15, 2007, the Company purchased 100% interest in Mikite Gold Resources ("Mikite"), a Ghanaian corporation with exclusive exploration rights to the 150 square kilometer Nyinahin mining concession near Bibiani, Ghana. Consideration paid was 1,000,000 restricted common shares with 1,000,000 share purchase warrants attached, priced @ $0.26 for a period of 2 years in satisfaction of full and complete payment.

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

The purchase price payable by us to Gold Range, LLC in consideration for the assignment of the lease was 5,000,000 of our restricted common shares and a 1% net smelter return royalty payable to Gold Range, LLC in addition to other underlying net smelter return requirements.

On March 15, 2007, we purchased 100% interest in Mikite Gold Resources ("Mikite"), a Ghanaian corporation with exclusive exploration rights to the 150 square kilometer Nyinahin mining concession near Bibiani, Ghana. Consideration paid was 1,000,000 restricted common shares with 1,000,000 share purchase warrants attached, priced @ $0.26 for a period of 2 years in satisfaction of full and complete payment.

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

Management’s plan for 2007, Drill Targets: Previous exploration campaigns by Tech Exploration, Noranda Exploration, Northern Dynasty Minerals and Great Basin resulted in an estimated 1.5 million ounces of gold being identified in three separate drill targets with over 80 holes being reported.

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
a)

Phase 1: A drill program of 15 to 20 RC drill holes of 500’ or less to establish continuity of the near surface Independence mineralization and 2 RC drill holes 1000’ deep to test vertical location and continuity of mineralized structures. Target date: mid May 2007

b)

Phase 2: Twenty RC drill holes of 500’ or less in the Independence target and five 3,000 ft. RC pre-collar/core finish drill holes in the Wilson Deep to confirm continuity of the gold mineralization and facilitate resource estimate for both deposits. Target date: Q’3 2007

4.	A shallow 5-10 hole RC drill program be conducted in the North target to test potential for continuity and higher grade gold values. Target date: mid May, 2007]
5.	A rapid evaluation of the tailings program and additional bulk sampling or drilling of the mill stockpile has been completed and has categorized the material that is readily available for processing.
6.	Phase 1 Program and Budget (Shallow Target)

General Metals has budgeted approximately $1.35 million to carry out phase one of a three-phased drill program on the Wilson-Independence project. Details are as follows:

Data review	$2,750
Surface/subsurface surveying	5,500
Underground mapping and sampling	16,500
Surface mapping and sampling	11,000
Core sampling	11,000
Permitting	15,000
Site Construction	65,000
Drilling (RC)	212,500
Sample preparation and analysis	60,000
Supervision	59,000
Supplies	12,000
Field expenses	42,000
Section and map preparation	24,250
Geologic interpretation & modeling	22,000
Report	11,000
Independence Deep modeling & resource study	100,000
Pre-construction baseline studies, preliminary permitting	75,000
Reclamation	48,750
Miscellaneous/Contingency	556,000
Total	$1,349,250

General Metals’ program is up to $2.0 million in order to carry out phase-one of a three-phased drilling program on the Wilson-Independence project, proposed phase-two drilling of the deep target as well as for working capital purposes. The program is as follows:

Wilson-Independence project	$1,349,250
Proposed phase-two drilling	350,000
Working capital	300,750
Total	$2,000,000

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

Liquidity and Capital Resources

As at January 31, 2007, we had $102,241 in current liabilities, and our working capital deficiency was $58,778. Our financial statements report a net loss of $434,722 for the nine month period ended January 31, 2007 compared to a net loss of $471,186 for the nine month period ended January 31, 2006. Our accumulated loss increased to $1,066,687 from inception to January 31, 2007. Our losses increased in part as a result of increase in expenses in all categories for the nine month period ended January 31, 2007. We realized an overall increase in all expense categories during the nine month period ended January 31, 2007 as we were actively involved in the investigation and acquisition of resource properties, as compared to the nine month period ended January 31, 2006. We have 6,048,750 warrants outstanding exercisable until June 30, 2007 at $0.25 per share, which, if exercised, could result in proceeds of $1,512,187.50. We cannot provide any assurances that any warrants will be exercised.

On February 20, 2007 we closed a private placement of 349,541 units for gross proceeds of $11,215.58 and certain assets and on March 7, 2007 we closed two private placements for an aggregate of 4,437,996 units and aggregate gross proceeds of $360,050.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our Independence Mines property in Nevada and more recently our proposed acquisition in Ghana. To date, execution of our business plan has largely focused on acquiring prospective leases. We intend to establish a going forward exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending January 31, 2008. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

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

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. We can provide no assurances that any financing will be successfully completed.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being January 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our company’s chief financial officer. Based upon that evaluation, our company's president and chief executive officer and our company’s chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On February 20, 2007, we closed a private placement consisting of 349,541 units of our securities at a price of US$0.075 per unit for gross proceeds of $11,215.58 and certain assets. Each unit consists of one common share in the capital of our company and one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$0.075 per share for a period of 12 months from the effective date of a registration statement pertaining to the warrant shares.

We issued the securities to five non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to one accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 20, 2007 we issued 200,000 shares at a deemed value of $0.075 per share in satisfaction of debt to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 20, 2007, we issued 100,000 units at a price of $0.075 per unit for services rendered. Each unit consists of one common share in the capital of our company and one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$0.075 per share for a period of 12 months from the effective date of a registration statement pertaining to the warrant shares.

We issued the securities to one accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 7, 2007, we closed a private placement consisting of 544,000 units of our securities at a price of US$0.125 per unit for gross proceeds of $68,000. Each unit consists of one common share in the capital of our company and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$0.125 per share for a period of 12 months from the effective date of a registration statement pertaining to the warrant shares.

We issued the securities to two accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 7, 2007, we closed a private placement consisting of 3,893,996 units of our securities at a price of US$0.075 per unit for gross proceeds of $292,050. Each unit consists of one common share in the capital of our company and one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$0.075 per share for a period of 12 months from the effective date of a registration statement pertaining to the warrant shares.

We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to fifteen accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 13, 2007, we issued 133,000 units of our securities at a deemed price of US$0.075 per unit in connection with a consulting agreement. Each unit consists of one common share in the capital of our company and one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$0.075 per share for a period of 12 months from the effective date of a registration statement pertaining to the warrant shares.

We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 20, 2007 we issued 1,000,000 shares and 1,000,000 warrants at an exercise price of $0.26 under the terms of a share purchase agreement. Each warrant entitles the holder to purchase one share of our common stock at a price of US$0.26 per share for a period of 2 years.

We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

10.7         Share Purchase Agreement dated March 15, 2007 between our company and Sanibel Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

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

Date: March 22, 2007.

By: /s/ Leslie James Porter

Leslie James Porter, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: March 22, 2007.