Form 10KSB
period 2007-04-30
GENERAL METALS CORP
filed 2007-06-05
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-302301

GENERAL METALS CORPORATION
(Name of small business issuer in its charter)

Delaware	65-0488983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 E. Liberty Street, Suite 6000, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  775-686-6078

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one):	Yes [	];	No ☒.

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [	]	No ☒

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

70,424,068 common shares @ $0.32(1) = $22,535,701

(1) Average of bid and ask closing prices on May 31, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

77,445,228 common shares issued and outstanding as of May 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "General Metals" mean General Metals Corporation, unless otherwise indicated.

Business Development During Last Three Years

We are a junior mineral resource exploration company engaged in the business of mineral exploration.

Our business office is located at 1 E. Liberty St., Suite 6000, Reno, NV 89501. This is our mailing address as well. Our telephone number is 775-686-6078.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change its business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

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

Mineralized outcrops are common on the property. Many have been prospected by shallow prospect shafts, pits and trenches. In addition, over 100 Reverse Circulation and Core holes, and extensive shallow underground mine workings in the Independence Mine indicate wide spread, near surface mineralization which we feel represents a valid exploration target for potential future surface, bulk mining operations.

Historic drilling and underground mine workings indicate wide spread mineralization, both in surface - near surface, and deep targets. There are presently no identified reserves or resources on the property. We intend to conduct phased exploration programs to evaluate the mineral potential of this property, with the objective of identifying and developing mineral resources and reserves.

Independence Deep Target

A large body of mineralized material is clearly indicated by previous drilling in the Deep Target. It is likely that proper logging and subsequent geologic modeling has potential to result in the identification of an economic resource. All core, approximately 25,000 feet, is stored on site, and re-logging was completed during the summer of 2006. As part of our Phase I exploration program, we have spent $150,000, including limited additional drilling and sampling.

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

Promising surface and near surface mineralization has been identified. The Surface Target contains an oxide target. This target is hosted entirely in the Pumpernickel Formation. To date over 100 drill holes and roughly eight (8) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface resources is the lack of drilling information. We anticipate that it is highly likely that additional drilling will develop resources sufficient to increase the near surface resource substantially.

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

Surrounding Land and Mineral Ownership

The Wilson Independence claims are completely surrounded by Newmont Mining’s holdings and are an island with legal access. Newmont’s Phoenix Project is adjacent to the Independence claims and is in operation as the largest operating gold mine in the US. Newmont enjoys 8.5 million ounces of gold and 660 million ounces of silver in reserves with substantial additional mineralized material under exploration.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of gold and silver. Our properties are in the exploration stage only and are without known reserves of gold and silver. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of gold, silver or other minerals, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration programs do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

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

Item 2.	Description of Property.

Our executive and head office is located at 1 E. Liberty St., Suite 6000, Reno, NV 89501. We rent this space from Regus Offices at a cost of $2,150 per month. This operating facility functions as our main administrative operating facility. We believe our current premises are adequate for our current administrative operations and we do not anticipate that we will require any additional premises in the foreseeable future, until such time as we establish field operations at the Independence mine.

We currently control a 100% undivided leasehold interest in the Wilson Independence Gold - Silver Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres. Due diligence by our company shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2006.

Item 3.	Legal Proceedings.

Other than set out below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

In a lawsuit commenced by SunTrust Bank, we have been added to the action by defendants Hollywood Honda and Maroone Chevrolet wherein they  have sued by a cross claim the company, alleging that we are liable for the debts of Autosmart USA Leasing, Inc., a former subsidiary of the company. Autosmart was an automobile dealer broker that purchased cars from the above dealers to sell to their customers as a broker. The total claimed in the action is approximately $200,000.00.  The basis of the alleged claim against the company is that it operated Autosmart for an improper purpose and as the alter ego of the parent who is allegedly then liable.  The transactions that the claims are based upon occurred in 2002, far before the commencement of our current business under our current management in March of 2006.  We feel that the action against our company is completely without merit and intend to vigorously defend.  The action was commenced in 2002 in the 17th Judicial Circuit in Broward County, Florida.  However, we have only just become aware of the litigation, having recently been added to the action as a third party defendant due to the cross claim.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended April 30, 2007. Our Annual and Special Meeting of Shareholders is scheduled for Friday, June 29, 2007 at 1:00PM at Reno offices.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Shares of our common stock are traded on the OTC Bulletin Board under the symbol “GNLM”. The following bid quotations have been reported for quarterly periods ending March 31, 2005 to April 30, 2007.

Quarter Ended	High Bid($)	Low Bid($)
March 31, 2005	1.80	0.40
June 30, 2005	1.85	0.30

September 30, 2005	0.70	0.10
December 31, 2005	0.58	0.11
April 30, 2006	1.08	0.22
July 31, 2006	0.89	0.41
October 31, 2006	0.47	0.12
January 31, 2007	0.21	0.06
April 30, 2007	0.29	0.082

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

The preceding information is from the National Association of Securities Dealers Automated Quotation Service.

As of May 31, 2007, there were 272 registered holders of shares of our common stock. This figure does not include the over 1,000 beneficial holders whose stock is held in the name of broker-dealers or banks. Certain of the shares of common stock are held in “street” name and may, therefore, be held by several beneficial owners.

As of May 31, 2007, there were 77,445,228 shares of our common stock issued. Of those shares, 48,784,703 shares are “restricted” securities of our company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by our company in private transactions not involving a public offering.

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

We have not paid a cash dividend on the common stock since inception. The payment of dividends may be made at the discretion of our board of directors and will depend upon, among other things, our operations, capital requirements and overall financial condition.

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

Recent Sales of Unregistered Securities

On February 20, 2007, we closed a private placement consisting of 349,541 units of our securities at a price of US$0.075 per unit for gross proceeds of $11,216 and certain assets. Each unit consists of one common share in the capital of our company and one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$0.075 per share for a period of 12 months from the effective date of a registration statement pertaining to the warrant shares.

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

On April 23, 2007, we closed a private placement consisting of 1,060,000 units of our securities at a price of US$0.25 per unit for gross proceeds of $265,000. Each unit consists of two common shares in the capital of our company and one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$0.125 per share for a period of 12 months from the effective date of a registration statement pertaining to the warrant shares.

We issued the securities to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On April 30, 2007, we closed a private placement consisting of 165,200 units of our securities at a price of US$0.25 per unit for gross proceeds of $41,300. Each unit consists of two common shares in the capital of our company and one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$0.125 per share for a period of 12 months from the effective date of a registration statement pertaining to the warrant shares.

We issued the securities to two accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 17, 2007, we closed a private placement consisting of 18,000 units of our securities at a price of US$0.25 per unit for gross proceeds of $4,500. Each unit consists of two common shares in the capital of our company and one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$0.125 per share for a period of 12 months from the effective date of a registration statement pertaining to the warrant shares.

We issued the securities to eight accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 18, 2007, we issued 3,064,532 shares in connection with the exercise of share purchase warrants for aggregate proceeds of $267,340.

We issued the securities to eight non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to five accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 18, 2007, we issued 260,000 share purchase warrants as an incentive bonus for the exercise of share purchase warrants. Each whole warrant entitles the holder to purchase one share of our common stock at a price of $0.25 per share until April 30, 2008.

We issued the securities to six non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to two accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 21, 2007, we issued 597,333 shares in connection with the exercise of share purchase warrants for aggregate proceeds of $79,925.

We issued the securities to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to five accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 18, 2007, we issued 265,000 share purchase warrants as an incentive bonus for the exercise of share purchase warrants. Each whole warrant entitles the holder to purchase one share of our common stock at a price of $0.25 per share until April 30, 2008.

We issued the securities to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to two accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 22, 2007, we issued 90,000 shares in connection with the exercise of share purchase warrants for aggregate proceeds of $18,000.

We issued the securities to two accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 22, 2007, we issued 90,000 share purchase warrants as an incentive bonus for the exercise of share purchase warrants. Each whole warrant entitles the holder to purchase one share of our common stock at a price of $0.25 per share until April 30, 2008.

We issued the securities to two accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On May 30, 2007, we closed a private placement consisting of 160,000 units of our securities at a price of US$0.25 per unit for gross proceeds of $25,000 and certain assets. Each unit consists of two common shares in the capital of our company and one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$0.125 per share for a period of 12 months from the effective date of a registration statement pertaining to the warrant shares.

We issued the securities to two accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Situated in the Battle Mountain – Cortez gold belt, the Wilson-Independence gold project represents an opportunity for a gold-sliver operation with potential for near surface open pit and deeper high grade underground production. Gold is indicated in three discrete drilled zones with sufficient values and spacing to warrant additional exploration drilling. Based on drill intercepts and drill hole spacing, we believe there is potential to develop a near surface mineralized deposit with between 3 and 5 million tons of material with a grade of 0.03 to 0.05 opt and a deeper deposit containing an additional 5 to 6 million tons of material with grades between 0.27 and 0.35 opt.

We believe that with compilation of the historic data and small amount of additional field work, which is now underway, a mineralization model can be developed that will enhance target vectors and enable rapid confirmation of gold mineralization. Following data evaluation, we are implementing a series of staged drill campaigns designed to:

1)	Rapidly evaluate and delineate the near surface deposits with the intent to bring them to an early production stage.
2)	Identify structures interpreted as mineralized fluid conduits from lower in the mineralized zone.
3)	Evaluate and delineate the deep high grade gold potential.

We have begun concurrent environmental baseline studies to facilitate a rapid production track pending a successful conclusion of the drill programs.

Drift Drilling and Exploration of Calgary Alberta, Canada was retained to conduct the initial drilling of the 70,000 ton tailings pile, under the supervision of staff geologist Karl Frost. Holes were drilled to 30' depth at 50' spacing and samples were collected and assayed every 5 feet. The results of the assays of the tailings performed by ALS Chemex Labs in both Elko and Reno, NV, showed gold values averaging from .026-.036 opt(ounce per ton) gold with the richer values nearer the surface and just over .5 opt silver. In addition to the tailings, a stockpile of oversized ore estimated to contain 65,000 tons was sampled and assayed which resulted in average grades of .046 opt gold and 3.39 opt silver. The result is that there is approximately 130,000 tons of already mined mineralized material that according to assays, gives us a potential 4,000 ozs gold and 250,000 ozs silver that is sized suitably as overliner, which is the required first layer of material to be placed on the planned leach pad.

Management’s plan for 2007, Phase 1 (delete Phase 1)Drill Targets: Previous exploration campaigns by Tech Exploration, Noranda Exploration, Northern Dynasty Minerals and Great Basin resulted in an estimated 1.5 million ounces of gold being identified in three separate drill targets with over 80 holes being reported.

Surface/ Shallow Target Phase 1: 3 million tons @ .02 opt gold (60,000 oz)

A shallow bench of low grade mineralized material that goes from surface to around 50' deep has been identified. There is no overburden and mining is inexpensive. Our drilling will be infill to identify a mineable resource to add to the proposed heap leach.

Independence Mine Target Phase 1: 3- 5 million tons @ .05 opt gold ( 250,000 oz)

The surface and near surface mineralization contains drill intercepts to 40' @ 0.148 opt gold and several holes have been ended in mineralized material containing in excess of 0.10 opt gold. The surface target contains an oxide target potential in the range of 250,000-300,000 ounces of gold (See Carrington Report below). We plan to drill the Independence Mine area from above to establish if it is feasible to open pit the remaining mineralized material. There are over 8 miles of underground workings currently developed. Our target is 3-5 million tons @ .05 opt gold and 2+ opt silver (150,000- 250,000oz gold and 2.5 million oz silver )

Independence Deep Target, Phase 2: 1.4 - 2 million ounces of gold @ 3,000 feet deep

This target has immediate potential to develop 1.4 to 2 million ounces of contained gold, according to the 1997 Carrington Report, Northern Dynasty Minerals reported an estimated resource of 818,000 ounces of contained gold, with an average grade of 0.27 opt gold and Noranda Exploration, in an interoffice memo estimated 2 million ounces. Approximately 25,000 feet of drill core is on site and has been recently relogged. We are in substantive discussions that would expand our deep target and a budget will be forthcoming once the overall scope of operation is determined.

We have already established, to management’s satisfaction that we should at least leach 130,000 tons of material that should generate over $3,000,000 of revenue on recovery before operating and capital expenses. An internal feasibility study will determine the economics of the tailings, stockpiled material and further drilled material. Drilling in the shallow and Independence Mine targets to establish mineralized material that can be readily processed on the heap leach will create early cash flow. By initiating the permitting process for the heap leach project we save valuable time in the recapture of investment which will provide momentum for future development of the deep zone.

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
a)

Phase 1, Stage 1: A drill program of 30 to 60 Reverse Circulation drill holes of 500’ or less to establish continuity of the near surface Independence mineralization and 2 RC drill holes 1000’ deep to test vertical location and continuity of mineralized structures. Target date: mid June 2007

b)

Phase 1, Stage 2: 30-60 additional Reverse Circulation drill holes of 500’ or less in the Independence target and five 3,000 ft. RC pre-collar/core finish drill holes in the Wilson Deep to confirm continuity of the gold mineralization and facilitate resource / reserve estimates for the mine model that will be prepared for the planned shallow open pit mining operation. Target date: Mid July / August 2007

4.	A shallow 30-60 hole Reverse Circulation drill program be conducted in the North target to test potential for continuity and higher grade gold values. Target date: early August, 2007

5.	Phase 1 Program and Budget (Shallow Target)

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

Liquidity and Capital Resources

As at April 30, 2007, we had $67,864 in current liabilities, and our working capital deficiency was $137,132. Our financial statements report a net loss of $714,932 for the year ended April 30, 2007 compared to a net loss of $418,616 for the year ended April 30, 2006. Our accumulated loss increased to $1,341,799 from inception to April 30, 2007. Our losses increased in part as a result of increase in expenses in all categories for the year ended April 30, 2007. We realized an overall increase in all expense categories during the year ended April 30, 2007 as we were actively involved in the investigation and acquisition of resource properties, as compared to the year ended April 30, 2006. We have 3,048,750 warrants outstanding exercisable until June 30, 2007 at $0.25 per share and 705,000 warrants exercisable until April 30, 2008 at $0.25 per share, which, if exercised, could result in proceeds of $938,437.50. We cannot provide any assurances that any warrants will be exercised.

On February 20, 2007 we closed a private placement of 349,541 units for gross proceeds of $11,215.58 and certain assets, on March 7, 2007 we closed two private placements for an aggregate of 4,437,996 units and aggregate gross proceeds of $360,050 and on April 30, 2007, we closed a private placement consisting of 165,200 units of our securities at a price of US$0.25 per unit for gross proceeds of $41,300. The total proceeds raised from these private placements was $412,565.58 and certain assets.

Subsequent to our year ended April 30, 2007 we issued an additional 4,167,865 shares and 793,000 warrants in connection with various private placements and exercises of share purchase warrants for total gross proceeds of approximately $400,000. The warrants issued are exercisable at prices ranging from $0.125 to $0.25 per share.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending April 30, 2008. To the extent that equipment is required for our exploration program it will typically be provided by third party contractors or leased.

Employees

Currently we have two employees in addition to our directors and officers. We plan to add one additional employee and do not expect any other material changes in the number of employees of the next 12 months. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Recently Issued Accounting Standards

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

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

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

General Metals Corporation

Reno, Nevada

We have audited the accompanying balance sheets of General Metals Corporation as of April 30, 2007 and April 30 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Metals Corporation as of April 30, 2007 and April 30, 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s net losses and accumulated deficit of $1,323,049 as of April 30, 2007 raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

June 4, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

General Metals Corporation – Successor to General Gold Corporation

(An Exploration Stage Company)

Consolidated Balance Sheets

General Metals Corporation – Successor to General Gold Corporation

(An Exploration Stage Company)

Consolidated Statements of Operations

General Metals Corporation – Successor to General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders’ Equity

Common Stock Shares	Common Stock Amount	Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Total Equity
Balance, July 17, 1998 (Inception)	-	$ -	$ -	$ -	-	$ -
Common Stock Issued to Founders for Organizational Costs	5,000,000	5,000	(4,500)			500
Contributed Capital			87			87
Common Stock Issued for Acquisition Of License	20,000,000	20,000	(18,000)			2,000
Net (Loss)					(587)	(587)
Balance, April 30, 1999	25,000,000	25,000	(22,413)	-	(587)	2,000
Net (Loss)					(2,000)	(2,000)
Balance, April 30, 2000	25,000,000	25,000	(22,413)	-	(2,587)	-
Contributed Capital			9,000			9,000
Net (Loss)					(14,977)	(14,977)
Balance, April 30, 2001	25,000,000	25,000	(13,413)	-	(17,564)	(5,977)
Contributed Capital			9,000			9,000
Net (Loss)					(16,657)	(16,657)
Balance, April 30, 2002	25,000,000	25,000	(4,413)	-	(34,221)	(13,634)
Contributed Capital			9,000			9,000
Net (Loss)					(21)	(21)
Balance, April 30, 2003	25,000,000	25,000	4,587	-	(34,242)	(4,655)
Contributed Capital			9,000			9,000
Net (Loss)					(20,886)	(20,886)
Balance, April 30, 2004	25,000,000	25,000	13,587	-	(55,128)	(16,541)
Common Stock Issued for Cash at $0.125, net of $3,710 Offering Costs	3,504,000	3,504	430,786	(127,500)		306,790
Contributed Capital			9,000			9,000
Net (Loss)					(153,123)	(153,123)
Balance, April 30, 2005	28,504,000	28,504	453,373	(127,500)	(208,251)	146,126
Cash Received for Subscriptions Receivable				127,500		127,500
Common Stock Issued for Cash at $0.25 In Private Placement	40,000	40	4,960			5,000
Common Stock Issued for Cash at $0.125 In Private Placement	24,000	24	2,976			3,000
Common Stock Issued at $0.001 to exercise lease agreement	5,000,000	5,000				5,000

General Metals Corporation – Successor to General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders’ Equity

Common Stock Issued for Cash at $0.125 In Private Placement	2,529,500	2,530	313,658			316,188
Common Stock Issued in Reorganization	7,669,521	7,669	(578,964)			(571,295)
Common Stock Issued to Convert Debt at 0.0185 as Agreed in February 2005	20,031,405	20,031	350,550			370,581
Common Stock Issued as Incentive	500,000	500				500
Common Stock Returned and Cancelled	(500,000)	(500)				(500)
Common Stock Issued in Exercise of Warrants at $0.25	639,000	639	159,111			159,750
Net (Loss)					(418,616)	(418,616)
Balance, April 30, 2006	64,437,426	64,437	705,664	-	(626,867)	143,234
Deposit received on Private Placement				76,000		76,000
Common Stock Issued in Exercise of Warrants at $0.25	100,000	100	24,900			25,000
Common Stock Issued for Cash at $0.125 In Private Placement	400,000	400	49,600	(50,000)		-
Common Stock Issued for Service at $0.125 per share	144,000	144	17,856			18,000
Common Stock Issued for Purchase of fixed asset at $0.075	200,000	200	14,800			15,000
Common Stock Issued for Cash at $0.075	149,541	150	11,066			11,216
Common Stock Issued for Services at $0.075 per share	300,000	300	22,200			22,500
Common Stock Issued to Convert Debt $0.075 per share	466,666	466	34,534			35,000
Common Stock Issued for Cash at $0.075 In Private Placement	3,427,330	3,427	253,623	(163,800)		93,250
Common Stock Issued for Cash at $0.075 For Exploration Rights	1,000,000	1,000	74,000			75,000
Common Stock Issued for Cash at $0.075 For Employee Incentive	250,000	250	18,500			18,750
Common Stock Issued for Cash at $0.125 In Private Placement	2,120,000	2,120	262,880			265,000
Cash Received for Subscriptions Receivable				137,800		137,800
Common Stock Issued for Cash at $0.125 In Private Placement	330,400	330	40,970	(41,300)		-
Net (Loss)					(714,932)	(714,932)
Balance, April 30, 2007	73,325,363	$ 73,324	$ 1,530,593	$ (41,300)	$ (1,341,799)	$220,818

On November 18, 2005 the Company had a 2 for 1 forward stock split. This forward split has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

General Metals Corporation – Successor to General Gold Corporation

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

Year Ended April 30, 2007	Year Ended April 30, 2006	July 17, 1998 (Inception) to April 30, 2007
Operating Activities			
Net Loss	$ (714,932)	$ (418,616)	$ (1,585,251)
Adjustments to reconcile Net Loss			
Gain on Forgiveness of Debt	-	-	243,452
Stock Issued for Service and Conversion of Debt	94,250	370,581	465,331
Stock Issued to Acquire Mineral Property Lease	-	5,000	5,000
Stock Issued to Acquire Exploration Rights	75,000	-	75,000
Stock Issued to Acquire Fixed Assets	15,000	-	17,000
Stock Issued in Acquisition and Reorganization	-	(571,295)	(571,295)
Contributed Capital		-	45,087
Depreciation and Amortization	1,360	283	2,170
Changes in Operating Assets and Liabilities			
(Increase)/Decrease in Other Receivables	-	2,326	-
(Increase)/Decrease in Prepaid Expenses	(11,200)	-	(11,200)
Increase/(Decrease) in Accounts Payable	(9,590)	(23,598)	4,680
Increase/(Decrease) in Accrued Liabilities	(15,702)	(3,752)	-
Net Cash Used by Operating Activities	(565,814)	(639,071)	(1,310,026)
Investment Activities			
Acquisition of Mineral Property	(3,091)	(55,000)	(58,091)
Purchase of Equipment	(20,890)	(6,348)	(27,765)
Net Cash Used by Investment Activities	(23,981)	(61,348)	(85,856)
Financing Activities			
Loans / (Repayments) -Related Parties	61,113	871	63,184
Cash Received from Subscriptions Receivable		127,500	-
Proceeds from the Sale of Stock	608,266	483,938	1,526,494
Net Cash Provided by Financing Activities	669,379	612,309	1,589,678
Net Increase / (Decrease) in Cash	79,584	(88,110)	193,796
Cash, Beginning of Period	114,212	202,322	-
Cash, End of Period	$ 193,796	$ 114,212	$ 193,796
Supplemental Information:			
Interest Paid	$ -	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements

(April 30, 2007 AND 2006)

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

For accounting purposes, the acquisition of General Gold has been treated as a reverse acquisition. Accordingly, the consolidated financial statements, statements of operations, statement of stockholders’ deficit and statements of cash flows reflect the results of operations and cash flows of General Gold for the period from its inception on July 17, 1998 to January 31, 2006 and consolidated with those of General Metals from acquisition on March 15, 2006 to April 30, 2007.

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

Following is a summary of property and equipment April 30, 2007 and 2006:

	30-Apr-2007	30-Apr-2006
Furniture and Equipment	$ 6,348	$6,348
Vehicle Purchase	21,700
Less: Accumulated Depreciation	(2,453)	(283)
Property and Equipment, Net	$25,595	$6,065

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	April 30, 2007	April 30, 2006
Numerators for Basic and Diluted EPS Net income/(loss) to common shareholders	($621,182)	($418,616)
Denominators for Basic EPS Weighted average of shares outstanding	65,967,132	34,463,296
Basic Earnings/(Loss) Per Share	($0.01)	($0.01)
Denominators for Diluted EPS Weighted average of shares outstanding	69,465,032	35,658,265
Diluted Earnings/(Loss) Per Share	($0.01)	($0.01)

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, at April 30, 2007 the Company has an accumulated loss of $1,323,049 during its exploration stage. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

On August 28, 2006 the Company initially retained a specialist international equity capital firm whose primary business is arranging financings for junior and other mining companies. They have arranged over $500 million for junior mining companies over the last several years. The agreement calls for an equity financing of shares and warrants in the amount of up to $2,000,000. In February 2007, the balance of retainer was paid and the Company information was distributed to the specialist’s clients for review. The definitive terms of the financing have not yet been finalized. They can provide no assurances that this financing will be successfully completed.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The President and CEO has provided financing to the company in the form of demand notes with no fixed or determinable repayment dates. The amounts are recorded as current liabilities with the balance as of April 30, 2007 and April 30, 2006 of $63,184 and $2,071 respectively.

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share. As of April 30, 2007 no preferred stock is issued and outstanding

Common Stock

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

On January 31, 2007 the Company agreed to issue 300,000 common shares at $0.075 per share for services valued at $22,500.

On January 31, 2007 the Company agreed to issue and aggregate of 3,993,996 common shares at $0.075 per share in a private placement with an equal number of warrants exercisable on March 7, 2008 at $0.075 per share. Of the aggregate shares, 466,666 were issued to satisfy $35,000 debt, 100,000 were issued for services valued at $7,500 and 3,427,330 were issued for $93,250 cash $26,000 prepaid subscriptions and subscription receivable of $163,800.

On March 15, 2007, the Company issued 1,000,000 common shares at $0.075 per share or $75,000 along with 1,000,000 two year warrants exercisable at $0.26 per share to acquire 100% interest in Mikite Gold Resources ("Mikite"), a Ghanaian corporation with exclusive exploration rights to the 150 square kilometer Nyinahin mining concession near Bibiani, Ghana.

On March 30, 2007, the Company issued 250,000 common shares at $0.075 per share or $18,750 along with 250,000 one year warrants exercisable at $0.075 per share as an incentive to join the company as CFO.

On April 23, 2007 the Company issued 2,120,000 common shares at $0.125 per share for $265,000 cash and 1,060,000 twelve month warrants exercisable at $0.125.

On April 30, 2007 the Company issued 330,400 common shares at $0.125 per share for $41,300 cash and 165,200 twelve month warrants exercisable at $0.125.

Warrants

The Company has 3,048,750 warrants outstanding exercisable until March 15, 2007 at $0.25 per share. On November 28, 2006, the Company extended the warrant exercisable date from March 15, 2007 to June 30, 2007.

On 8 May 2006 the Company issued 3,000,000 warrants to directors and officers exercisable at $0.25 per share until December 31, 2006 as disclosed in its 8-K filing of May 9, 2006. On November 28, 2006 the Company extended the exercisable date for these director warrants from December 31, 2006 to June 30, 2007.

Effective February 20, 2007 the Company issued 349,541 warrants exercisable by February 20, 2008 at $0.075 per share

Effective March 7, 2007 the Company issued 3,048,750 warrants exercisable by March 7, 2008 at $0.075 per share.

On March 15, 2007, the Company issued 1,000,000 exercisable by March 15, 2009 at $0.26 per share as part of the consideration exclusive exploration rights to the 150 square kilometer Nyinahin mining concession near Bibiani, Ghana.

Effective March 30, 2007 the Company issued 250,000 warrants exercisable by March 30, 2008 at $0.075 per share.

Effective April 23, 2007 the Company issued 1,060,000 warrants exercisable by April 23, 2008 at $0.125 per share.

Effective April 30, 2007 the Company issued 165,200 warrants exercisable by April 30, 2008 at $0.125 per share.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $463,067, which is calculated by multiplying a 35% estimated tax rate by the items making up the deferred tax account, the NOL of $1,323,049. The total valuation allowance is a comparable $463,067.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the year ended April 30, 2007:

Deferred Tax Asset	$ 463,067
Less: Valuation Allowance	(463,067)
Net Deferred Tax Asset	$ 0

The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year’s NOL and the year of expiration if not utilized.

Year Created	Amount	Year to Expire
1999	$ 587	2019
2000	2,000	2020
2001	14,977	2021
2002	16,657	2022
2003	21	2023
2004	20,886	2024
2005	153,123	2025
2006	418,616	2026
2007	696,182	2027
Total NOL Carry forward	$1,248,049

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

NOTE 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-157 and their effect on the Company.

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 11. SUBSEQUENT EVENTS

The Company has issued an additional 4,167,865 common shares through private placement and exercise of warrants during May 2007 and 793,000 warrants with exercise prices ranging from $0.125 to $0.25 per share receiving proceeds of approximately $400,000 as disclosed in its May 31, 2007 8-K filing.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being April 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and our chief financial officer. Based upon that evaluation, our president and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Stephen B. Parent	Chief Executive Officer, President and Director	62	June 8, 2006
David J. Salari	Chief Operating Officer and Director	50	January 30, 2006
Leslie James Porter	Director	42	November 17, 2005
Daniel J. Forbush	Chief Financial Officer and Director	54	March 23, 2007
John R. Rose	Director	64	May 16, 2007

Stephen Parent - Chief Executive Officer, President and Director

Mr. Parent is the President, Chief Executive Officer and a director of our company. Mr. Parent has worked in the mining industry for nearly 25 years and has managed the exploration and development operations of several junior public mining companies in the United States and Canada. Mr. Parent is the Founder and previous Chief Executive Officer and Chairman of GoldSpring, Inc., a publicly traded precious metals mining company that operates the Plum Mine located in Nevada’s Comstock Lode region near Virginia City. Plum Mine is a cyanide heap leach operation currently producing gold and silver.

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

David J. Salari, P.Eng – Chief Operating Officer and Director

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

Leslie James Porter, CPA, CFA – Independent Director

Mr. Porter is a director of our company. Since July 2005, Mr. Porter has also served as the Chief Financial Officer and a director of Tangerine Gold Inc., a junior mining exploration company. Mr. Porter was the Chief Financial Officer of Mediterranean Minerals Ltd. and its predecessor Manhattan Minerals Inc and served as the Chief Financial Officer and a director of Firestone Ventures, Inc., both junior mining exploration companies. Since 2004 Mr. Porter has served as the Chief Financial Officer and a director of SHEC Labs Solar Hydrogen Energy Corporation, a technology company. He has also served on that company’s Steering Committee since 2003 and served as financial advisor to the company from 2001 to 2004. Since 2001 Mr. Porter has been the President of LJV Capital Corp., providing financial and business consulting services to early stage companies. And from 1999 to 2001 he was the Chief Financial Officer and a director of Global Media Corp., an internet media streaming company.

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

Daniel Forbush, CPA, MBA – Chief Financial Officer and Director

Daniel J. Forbush, a Certified Public Accountant brings over 25 year of mining industry experience.  Mr. Forbush’s diverse background in financial management includes positions at such Fortune 500 firms as Glamis Gold, Ltd., AMOCO, TENNECO and Arthur Andersen & Company. Beginning in 1999, Mr. Forbush focused on start-up opportunities including the building of a public accounting firm (Forbush and Associates) since November 2000 and business consulting firm (Core Business Builders Inc.) since January of 2004, and has functioned as Chief Financial Officer and Treasurer for a $25 million residential development and building contractor and a number of other smaller enterprises.  He was initially recruited as Controller for Glamis Gold, Inc., the U.S. operating entity of

Glamis Gold, Ltd. serving therein from 1988 to 1997 and Chief Financial Officer and Treasurer from 1997 to 1999, for Glamis Gold, Ltd., directing all aspects of financial, administrative and operations management for this $200MM NYSE-listed, multi-national corporation.  Prior experience includes Corporate Director of Managerial Accounting, Echo Bay Mines, Ltd., 1986-1987. Nevada Operations Controller for Tenneco Minerals prior to its acquisition by Echo Bay Mines; General Accounting Supervisor for AMOCO; Assistant Controller for Cyprus Industrial Minerals Company; and, Senior Auditor for Arthur Andersen & Company.

John R. Rose, MBA – Independent Director

John Rose extensive experience in business operations and as the CEO and owner of companies in a diverse range of industries including the mining industry, airlines, retailing, ranching and international trading. Mr. Rose established, operated and recently sold a company that manufactured Pharmaceutical Drugs.

Mr. Rose received his MBA from Thunderbird International School of Global Business in 2006.

Family Relationships

There are no family relationships.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended April 30, 2007. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended April 30, 2007 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of Daniel Forbush, Leslie James Porter and John Rose. The function of the audit committee is to meet with our independent auditors at least annually to review, upon completion of the annual audit, financial results for the year, as reported in our financial statements; recommend to the Board the independent auditors to be retained; review the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assist and interact with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner; and review and approve all professional services provided to us by the independent auditors and considers the possible effect of such services on the independence of the auditors.

During fiscal 2007, there were no meetings held by the audit committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that Leslie James Porter of its audit committee qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Director Independence

We currently act with 5 directors, consisting of Stephen Parent, David Salari, Leslie James Porter, Daniel Forbush and John Rose. We have determined that Leslie James Porter and John Rose qualify as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Stephen Parent	29(1)	651(1)	Nil
David Salari	1(1)	1(1)	Nil
Leslie James Porter	3(1)	5(1)	Nil
Daniel Forbush	1(2)	1(2)	Nil
John Rose	N/A	N/A	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

(2) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Effective August 10, 2006, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President, Secretary, Treasurer, Chief Executive Officer, Chief

Financial Officer and Chief Operating Officer (being our principal executive officers and principal accounting officers), as well as our independent directors and other persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.             honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.             full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.             the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Procedure for Submitting Shareholder Proposals

We encourage shareholders to submit proposals, questions or concerns to us by writing to our President or any member of our Board of Directors. All written communications with Board members are treated as confidential. Instructions and contact our President and/or our Board of Directors at our executive offices. Once a proposal, question or concern is received by our President or a Board member, the communication is reviewed and addressed accordingly.

Procedure for Submitting Shareholder Proposals Related to Nominee as Director

See “Procedures for Submitting Shareholder Proposals” above.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2007; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended April 30, 2007 and 2006 , are set out in the following summary compensation tables:

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)(7)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
Stephen Parent Principal Executive Officer, President, CEO and Director	2007 2006	$134,000 $120,000	Nil $25,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$134,000 $145,000
Daniel Forbush Principal Financial Officer, CFO and Director	2007 2006	$5,000 N/A	Nil N/A	$19,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	$24,000 N/A
David J. Salari Chief Operating Officer and Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nio Nil	Nil Nil	Nil Nil	Nil Nil
Leslie James Porter Director and Former Chief Financial Officer	2007 2006	$8,000 Nil	Nil Nil	$15,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$23,000 Nil

(1) The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of April 30, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Stephen Parent	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Salari	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Leslie James Porter	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Daniel Forbush	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

COMPENSATION PLANS

As of April 30, 2007, we did not have any compensation plans in place. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers receive stock options at the discretion of our Board. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Employment Contracts

We have not entered into any employment agreements or compensation arrangements with any of our named executive officers.

Compensation of Directors

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common stock as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

The following table sets forth for each director, unless such director is also a named executive officer, the particulars of all compensation paid or accruing for the last fiscal year ended.

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)(7)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
David Salari	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our Common Stock beneficially owned on May 31, 2007 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

As of May 31, 2007, we had approximately 77,445,228 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David Salari Oakville, Ontario	911,373(2)	1.18%
Stephen Parent Scottsdale, Arizona	8,059,787(3)	10.41%
Leslie James Porter Vancouver, British Columbia	700,000(4)	0.90%
Daniel Forbush Reno, Nevada	500,000(5)	0.65%
Fastmarine Group Ltd. North Vancouver, British Columbia	5,000,000	6.46%
Grassy Mole Enterprises Ltd. Vancouver, British Columbia	10,000,000	12.91%
Aegan Capital Management Phoenix, Arizona	4,400,000	5.68%
Directors and Executive Officers as a Group (5 persons)	10,171,160(6)	13.13%

(1) Based on 77,445,228 shares of Common Stock outstanding as of May 31, 2007. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 500,000 warrants exercisable within the next 60 days.

(3) Includes 1,751,666 shares of common stock held by Aztech Environmental Industries and 252,970 shares of common stock held by Lavender House, LLC, all of which are beneficially owned by Steve Parent. It also includes 1,040,000 shares owned by Judy Parent, Mr. Parent’s wife and 1,900,000 warrants exercisable within the next 60 days.

(4) Includes 500,000 warrants exercisable within the next 60 days.

(5) Includes 250,000 warrants exercisable within the next 60 days.

(5) Includes 3,150,000 warrants exercisable within the next 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

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

Item 14.    Principal Accountants Fees and Services

Audit Fees

For the fiscal periods ended April 30, 2007 and 2006, the aggregate fees billed by Moore & Associates for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $2,000 and $2,000, respectively.

Audit Related Fees

For the fiscal periods ended April 30, 2007 and 2006, the aggregate fees billed for assurance and related services by Moore & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil and $nil, respectively.

Tax Fees

For the fiscal periods ended April 30, 2007 and 2006, the aggregate fees billed by Moore & Associates for other non-audit professional services, other than those services listed above, totalled $nil and $nil, respectively.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Moore & Associates is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Moore & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates' independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION

By: /s/ Stephen Parent

Stephen Parent, Chief Executive Officer and President

(Principal Executive Officer)

Date: June 5, 2007.

By: /s/ Daniel Forbush

Daniel Forbush, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: June 5, 2007.

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

Signature	Title	Date

/s/ Stephen Parent Stephen Parent	President, Chief Executive Officer and Director	June 5, 2007

/s/ David J. Salari David J. Salari	Chief Operating Officer and Director	June 5, 2007

/s/ Daniel J. Forbush Daniel J. Forbush	Chief Financial Officer and Director	June 5, 2007

/s/ Leslie James Porter Leslie James Porter	Director	June 5, 2007

/s/ John Rose John Rose	Director	June 5, 2007