Form 10QSB
period 2007-07-31
GENERAL METALS CORP
filed 2007-09-20
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

As of September 4, 2007, there were 85,458,289 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended July 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Consolidated Balance Sheets

July 31, 2007	April 30, 2007 (Audited)
ASSETS		
Current Assets		
Cash and Cash Equivalents	$ 238,717	$ 193,796
Accounts Receivable	34,715	
Employee Loans	7,070	$ -
Prepaid Expenses	11,200	11,200
Total Current Assets	291,702	204,996
Fixed Assets		
Mineral Property	58,091	58,091
Property and Equipment, net	39,193	25,595
Total Fixed Assets	97,284	83,686
Total Assets	$ 388,986	$ 288,682
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts Payable	$ 41,275	$ 4,680
Accrued Liabilities	4,680	-
Total Current Liabilities	45,955	4,680
Long-Term Liabilities		
Notes Payable - Related Party	40,184	63,184
Fair Value of Outstanding Warrants	283,261	-
Total Long-Term Liabilities	323,445	63,184
Total Liabilities	369,400	67,864
Stockholders' Equity		
Preferred Stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	-	-
Common Stock, authorized 200,000,000 shares, par value $0.001, issued and outstanding on July 31, 2007 and April 30, 2007 are 85,458,289 and 80,657,967 respectively	85,456	80,656
Additional Paid-in Capital	1,977,785	1,523,261
Subscriptions (Receivable)/Cash Receipts	4,000	(41,300)
Accumulated Deficit during Exploration Stage	(2,047,655)	(1,341,799)
Total Stockholders' Equity	19,586	220,818
Total Liabilities and Stockholders' Equity	$ 388,986	$ 288,682

The accompanying notes are an integral part of these statements

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Consolidated Statements of Operations

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders' Equity

from inception July 17, 1998 to July 31, 2007

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders' Equity (Cont’d)

from inception July 17, 1998 to July 31, 2007

Common Stock				(Deficit) Accumulated During Exploration Stage
	Shares	Amount	Paid in Capital	Stock Subscriptions (Receivable)	
Balance, April 30, 2005	31,354,400	31,354	450,523	(127,500)	(208,251)
Cash Received for Subscriptions Receivable				127,500	
Common Stock Issued for Cash at $0.25 In Private Placement	44,000	44	4,956		
Common Stock Issued for Cash at $0.125 In Private Placement	26,400	26	2,974		
Common Stock Issued at $0.001 to exercise lease agreement	5,500,000	5,500	(500)		
Common Stock Issued for Cash at $0.125 In Private Placement	2,782,450	2,782	313,406		
Common Stock Issued in Reorganization	8,436,541	8,437	(579,732)		
Common Stock Issued to Convert Debt at 0.0185 as Agreed in February 2005	22,034,546	22,035	348,546		
Common Stock Issued as Incentive	550,000	550	(50)		
Common Stock Returned and Cancelled	(550,000)	(550)	50		
Common Stock Issued in Exercise of Warrants at $0.25	702,900	703	159,047		
Net (Loss)					(418,616)
Balance, April 30, 2006	70,881,237	70,881	699,220	-	(626,867)

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders' Equity (Cont’d)

from inception July 17, 1998 to July 31, 2007

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Statement of Stockholders' Equity (Cont’d)

from inception July 17, 1998 to July 31, 2007

General Metals Corporation -- Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Consolidated Statements of Cash Flows

Three Months Ended July 31, 2007	Three Months Ended July 31, 2006	July 17, 1998 (Inception) to July 31, 2007
Operating Activities			
Net Loss	$ (705,856)	$ (174,384)	$ (2,047,655)
Adjustments to reconcile Net Loss			
Loss on Outstanding Warrants	283,261		283,261
Stock Issued for Service and Conversion of Debt	35,000	-	481,081
Stock Issued to Acquire Mineral Property Lease	-	-	7,000
Stock Issued to Acquire Exploration Rights	-	-	75,000
Stock Issued to Acquire Fixed Assets	15,000		30,000
Stock Issued in Acquisition and Reorganization	-	-	(571,295)
Contributed Capital	-		45,087
Depreciation and Amortization	1,768	270	3,855
Changes in Operating Assets and Liabilities			
(Increase)/Decrease in Accounts Receivable	(34,715)		(34,715)
(Increase)/Decrease in Other Receivables	(7,070)		(7,070)
(Increase)/Decrease in Prepaid Expenses	-		(11,200)
Increase/(Decrease) in Accounts Payable	36,595		41,275
Increase/(Decrease) in Accrued Liabilities	4,680	718	4,680
Net Cash Used by Operating Activities	(371,337)	(173,396)	(1,700,696)
Investment Activities			
Acquisition of Mineral Property	-	-	(58,091)
Purchase of Equipment	(15,366)	(6,700)	(43,048)
Net Cash Used by Investment Activities	(15,366)	(6,700)	(101,139)
Financing Activities			
Loans / (Repayments) -Related Parties	(23,000)	-	40,184
Cash Received from Subscriptions Receivable	45,300	76,000	4,000
Proceeds from the Sale of Stock	409,324	-	1,996,368
Net Cash Provided by Financing Activities	431,624	76,000	2,040,552
Net Increase / (Decrease) in Cash	44,921	(104,096)	238,717
Cash, Beginning of Period	193,796	114,212	-
Cash, End of Period	$ 238,717	$ 10,116	$ 238,717
Supplemental Information:			
Interest Paid	$ -	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements

(July 31, 2007 and April 30, 2007)

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

For accounting purposes, the acquisition of General Gold has been treated as a reverse acquisition. Accordingly, the consolidated financial statements, statements of operations, statement of stockholders’ deficit and statements of cash flows reflect the results of operations and cash flows of General Gold for the period from its inception on July 17, 1998 to January 31, 2006 and consolidated with those of General Metals from acquisition on March 15, 2006 to July 31, 2007.

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

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements (cont’d)

(July 31, 2007 and April 30, 2007)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Following is a summary of property and equipment July 31, 2007 and April 30, 2007:

	31-Jul-2007	30-Apr-2007
Furniture and Equipment	$ 6,348	$ 6,348
Vehicle Purchase	36,700	21,700
Less: Accumulated Depreciation	(3,855)	(2,453)
Property and Equipment, Net	$ 39,193	$ 25,595

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table as at July 31:

	2007	2006
Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	($705,856)	($174,384)
Denominators for Basic EPS
Weighted average of shares outstanding	84,158,029	71,037,598
Basic Earnings/(Loss) Per Share	($0.01)	($0.01)
Denominators for Diluted EPS
Weighted average of shares outstanding	86,304,835	71,037,598
Diluted Earnings/(Loss) Per Share	($0.01)	($0.01)

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements (cont’d)

(July 31, 2007 and April 30, 2007)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Income Taxes

Under SFAS No 109 "Accounting for Income Taxes" the Company is required to recognize deferred tax liabilities and assets using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements carrying values and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Future income tax -assets are recorded in the financial statements if realization is considered more likely than not.

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

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements (cont’d)

(July 31, 2007 and April 30, 2007)

NOTE 3. ACQUISITION OF GENERAL GOLD (cont’d)

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, at July 31, 2007 the Company has an accumulated loss of $2,047,655 during its exploration stage. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements (cont’d)

(July 31, 2007 and April 30, 2007)

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

During December, January and February the Company successfully completed a series of Private Placements discussed in the Stockholders Equity Note 7.

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

Accounts Payable:
Shareholder Loans	$ 91,175
Attorney Fees – Related Party	110,784
Stale Payables	24,606
Total Debt Forgiven	$ 226,565

Debt Conversion

The Company converted $370,581 shareholder loans to 20,031,405 pre-split common shares during the year ended April 30, 2006. Agreements were reached to convert the debt in February 2005 at a rate of $0.0185 per share as disclosed in the 10KSB/A-2 for March 31, 2005 filed with the SEC on October 4. 2005. Although the debt conversion was agreed to in February 2005 the actual transactions were not recorded until after the acquisition of General Gold and prior to the April 30, 2006 report date.

The Company converted $35,000 accrued liabilities and shareholder loans to 466,666 pre-split common shares on January 31, 2007.

The Company converted $35,000 accrued liabilities to 466,666 pre-split common shares on May 18, 2007.

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements (cont’d)

(July 31, 2007 and April 30, 2007)

NOTE 6. RELATED PARTY TRANSACTIONS

The President and CEO has provided financing to the company in the form of demand notes with no fixed or determinable repayment dates. The amounts are recorded as current liabilities with the balance as of July 31, 2007, 2007 and April 30, 2007 of $40,184 and $63,184 respectively.

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share. As of July 31, 2007 no preferred stock is issued and outstanding

Common Stock

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share.

Because of the reverse acquisition of General Gold the Statement of Stockholders’ equity has been revised to reflect General Gold’s historical accounting General Metals is consolidated as if acquired by General Gold.

On July 19, 2007 the Company executed an 11:10 forward stock split. This forward split has been retroactively applied to the Statement of Shareholders Equity. The following notes have been adjusted to retroactively reflect the post-split shares issued however the price per share reported is the original price.

On March 15, 2006, the Company had 7,669,521 common shares issued and outstanding. On that date it issued 36,097,500 common shares in a one for one share exchange with the shareholders of General Gold. As of the close of March 15, 2006 the Company had 48,143,791 post-split common shares issued and outstanding.

Between March 15 and April 30, 2006 the Company issued an additional 22,034,546 post-split common shares to convert $370,581 of debt at the pre-split rate of $0.0185 per share.

The Company issued 550,000 post-split common shares valued at $500 as an executive hiring incentive.

The Company received and cancelled 550,000 post-split common shares valued at $500 from a prior executive.

On April 28, 2006 the Company issued 702,900 post-split common shares at the pre-split price of $0.25 per share through the exercising of warrants.

The Company received $76,000 advanced payment on a private placement.

On August 17, 2006 the Company issued 110,000 post split common shares at the pre-split price of $0.25 per share through the exercise of director’s warrants.

On October 15, 2006 the Company issued 440,000 common shares in a private placement for $50,000 at pre-split price of $0.125 per share and 158,400 common shares for services valued at $18,000 or pre-split price of $0.125 per share.

On January 31, 2007 the Company agreed to issue 385,310 post-split common shares at pre-split price of $0.075 per share and an equal number of warrants exercisable by February 20, 2008 at $0.075 per share. Of the shares to be issued 220,460 were used to purchase a vehicle valued at $15,000 and 164,850 shares were issued for $11,216 cash.

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements (cont’d)

(July 31, 2007 and April 30, 2007)

NOTE 7. STOCKHOLDERS' EQUITY (cont’d)

Common Stock (cont’d)

On January 31, 2007 the Company agreed to issue 330,000 post-split common shares at the pre-split price of $0.075 per share for services valued at $22,500.

On January 31, 2007 the Company agreed to issue and aggregate of 4,293,396 post-split common shares at $0.075 per share in a private placement with an equal number of warrants exercisable on March 7, 2008 at $0.075 per share. Of the aggregate shares, 513,333 post-split shares were issued to satisfy $35,000 debt and 3,770,063 post-split shares were issued for $93,250 cash $26,000 prepaid subscriptions and subscription receivable of $163,800.

On March 15, 2007, the Company issued 1,100,000 post-split common shares at the pre-split price of $0.075 per share or $75,000 along with 1,000,000 two year warrants exercisable at $0.26 per share to acquire 100% interest in Mikite Gold Resources ("Mikite"), a Ghanaian corporation with exclusive exploration rights to the 150 square kilometer Nyinahin mining concession near Bibiani, Ghana.

On March 30, 2007, the Company issued 275,000 post-split common shares at pre-split price of $0.075 per share or $18,750 along with 250,000 one year warrants exercisable at $0.075 per share as an incentive to join the company as CFO.

On April 23, 2007 the Company issued 2,332,000 post-split common shares at pre-split price of $0.125 per share for $265,000 cash and 1,060,000 twelve month warrants exercisable at $0.125.

On April 30, 2007 the Company issued 363,440 post-split common shares at pre-split price of $0.125 per share for $41,300 cash and 165,200 twelve month warrants exercisable at $0.125.

On May 18, 2007 the Company issued 513,333 post-split common shares to convert $35,000 debt.

Between May 18 and May 31, 2007 the Company issued 667,040 post-split common shares in a private placement at the pre-split price of $0.125 for a total of $75,800.

Between May 18 and May 25, 2007 the Company issued 2,343,219 post-split common shares from exercise of warrants at the pre-split price of $0.75 per share or $159,765.

Between May 18 and May 22, 2007 the Company issued 654,500 post-split common shares from exercise of warrants at the pre-split price of $0.20 per share or $119,000.

On May 22, 2007 the Company issued 44,000 post-split common shares from exercise of warrants at the pre split-price of $0.125 per share or $5,000.

On May 31, 2007 the Company issued 132,000 post-split common shares for the purchase of an asset valued at $15,000 or $0.125 per share.

On July 19, 2007 the Company recorded the issue of 177,760 post-split common shares to balance with the shares issued per the transfer agent.

On July 31, 2007 the Company issued 216,000 common shares from exercised of warrants at $0.20 per share or $43,200.

On July 31, 2007 the Company issued 52,470 common shares in a private placement for $0.125 per share or $6,559.

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements (cont’d)

(July 31, 2007 and April 30, 2007)

NOTE 7. STOCKHOLDERS' EQUITY (cont’d)

Warrants

The Company has the following warrants outstanding as of July 31, 2007 and has recorded the cost associated with the issue of the warrants using the Black-Sholes option pricing model with the following results:

			Derivative
Expiration	Exercise		Value of
Date	Price	Shares	Warrants

3/30/2008	$0.0750	250,000	$ 23,355
4/23/2008	$0.1250	1,060,000	60,125
4/30/2008	$0.1250	165,200	17,705
5/31/2008	$0.1250	218,000	32,028
5/31/2008	$0.2500	815,000	86,766
3/15/2009	$0.2600	1,000,000	63,282

Total Derivative Cost of Warrants			$ 283,261

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

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements (cont’d)

(July 31, 2007 and April 30, 2007)

NOTE 8. PROVISION FOR INCOME TAXES (cont’d)

The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year’s NOL and the year of expiration if not utilized.

Year Created	Amount	Year to Expire
1999	$ 587	2019
2000	2,000	2020
2001	14,977	2021
2002	16,657	2022
2003	21	2023
2004	20,886	2024
2005	153,123	2025
2006	418,616	2026
2007	696,182	2027
Total NOL Carry forward	$ 1,248,049

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

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements (cont’d)

(July 31, 2007 and April 30, 2007)

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

OVERVIEW

We were organized in the State of New Jersey on March 4, 1995, under the name Interactive Multimedia Network, Inc. We were reincorporated in the State of Delaware on September 13, 1995. We changed our name to RECOV Energy Corp. effective March 29, 2005. On or about January 12, 2006, we changed our name to General Metals Corporation.

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

On March 15, 2007, we purchased a 100% interest in Mikite Gold Resources, a Ghanaian corporation with exclusive exploration rights to the 150 square kilometer Nyinahin mining concession near Bibiani, Ghana. Consideration paid was 1,000,000 restricted common shares with 1,000,000 share purchase warrants attached, priced at $0.26 for a period of 2 years in satisfaction of full and complete payment.

On August 17, 2007, we entered into the First Amendment to the Mining Lease with Independence Gold-Silver Mines, Inc. and added 4 additional mining claims and 2 additional easements. These claims cover the area where the existing cyanide decantation mill and operating facilities are currently sited and the area where the Pioneer haul road to and from the Sunshine pit crosses the Independence claims; specifically, Independence #1, #2, DC#83 and An Old Glory. Our annual lease payments increase by $5,000.00.

The Independence Mines Property

We currently control a 100% undivided leasehold interest in the Wilson-Independence Gold – Silver Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres. Due diligence by our company shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2008.

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

We have the option to purchase the property for $3.0 million within 10 years of the date the lease commenced provided all obligations have been met. To date, we have expended approximately $300,000 on exploration.

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

Core and reverse circulation drilling to date indicate two targets. These two targets are referred to as the Independence Deep (A Target), and the Independence Surface (B Target). Historic mining operations have generated in excess of 70,000 tons of waste dumps, mill tailings, and other waste rock products on the property. Samples of this material contain gold and silver values which suggest potential to recover gold and silver values.

The Wilson-Independence Property covers a mineralized zone on strike with the World Class, Fortitude / Phoenix Gold Skarn Deposit. The property has potential to develop a high grade underground resource in the Antler Sequence, together with a smaller surface / near surface resource in the overlying Pumpernickel Formation. Situated at the intersection of the Battle Mountain-Eureka Gold Trend and the Northern Nevada Rift (Twin Creeks-McCoy lineament), the Independence Project, like Fortitude and Cove Mcoy, is one of a number of Gold Skarns which occur along the Battle Mountain – Eureka and Northern Nevada Rift Zone mineral lineaments.

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

Historic drilling and underground mine workings indicate wide spread mineralization, both in surface - near surface, and deep targets. There are presently no identified reserves or resources on the property. We intend to conduct phased exploration programs to evaluate the mineral potential of this property, with the objective of identifying and developing mineral resources and reserves reportable under SEC Industry Guide 7.

Independence Deep Target

A large body of mineralized material is clearly indicated by previous drilling in the Deep Target. It is likely that proper logging and subsequent geologic modeling has potential to result in the identification of an economic resource. All core, approximately 25,000 feet, is stored on site, and re-logging was completed during the summer of 2006. As part of our Phase I exploration program, we have spent approximately $300,000, including limited additional drilling and sampling.

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

Mill & Building On Site

A relatively intact 50 to 75 ton per day Counter Current – Decantation cyanide mill is situated on the property. The present condition of the jaw crusher, cone crusher and ball mill are being evaluated and could possibly be returned to serviceable condition. A complete set of new rubber liners for the ball mill are on site. The mill is housed in a metal clad building erected in 1987.

Surrounding Land and Mineral Ownership

The Wilson-Independence claims are completely surrounded by Newmont Mining’s holdings and are an island with legal access. Newmont’s Phoenix Project is adjacent to the Independence claims and is in operation as the largest operating gold mine in the US. Newmont enjoys 8.5 million ounces of gold and 660 million ounces of silver in reserves with substantial additional mineralized material under exploration.

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

1)

Rapidly evaluate and delineate the near surface deposits with the intent to bring them to a proven and probable reserve/resource, reportable under Industry Guide 7 and to aid in the development of an early production stage.

2)	Identify structures interpreted as mineralized fluid conduits from lower the mineralized zone.
3)	Evaluate and delineate the deep high grade gold potential.

We will begin concurrent environmental baseline studies to facilitate a rapid production track pending a successful conclusion of the drill programs.

Management’s plan for 2007 -2008, Drill Targets: Previous exploration campaigns by Tech Exploration, Noranda Exploration, Northern Dynasty Minerals and Great Basin resulted in an estimated 1.5 million ounces of gold being identified in three separate drill targets with over 80 holes being reported, all containing gold.

Surface/Shallow Target: 3 million tons @ .02 opt gold (60,000 oz)

A shallow bench of low grade mineralized material that goes from surface to around 50' deep has been identified. There is no overburden and mining is inexpensive. Our drilling will be infill to identify a mineable resource to add to the proposed heap leach.

Independence Mine Target: 3- 5 million tons @ .05 opt gold ( 250,000 oz)

The surface and near surface mineralization contains drill intercepts to 40' @ 0.148 opt gold and several holes have been ended in mineralized material containing in excess of 0.10 opt gold. The surface target contains an oxide target potential in the range of 250,000-300,000 ounces of gold (See Carrington Report). We plan to drill the Independence Mine area from above to establish the feasibility of an open pit mining approach for the remaining mineralized material. There are over 8 miles of underground workings currently developed.

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

Recent and Future Planned Exploration:

General Metals has completed a small characterization drilling program on the tailings. A total of 36 reverse circulation holes were drilled on a nominal 50 spacing, indicating approximately 61,000 tons of material with an average grade of 0.026 opt gold and 0.52 opt silver remain in the tailings. Based on 30 samples collected from the old mill stockpile, potential exists for an estimated 31,600 tons of material grading 0.046 opt Au and 3.39 opt Ag remaining on the property.

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
a)

Phase 1: A drill program of 30 to 50 RC drill holes of 500’ or less to establish continuity of the near surface Independence mineralization and 2 RC drill holes 1000’ deep to test vertical location and continuity of mineralized structures. Target date: October 2007

b)

Phase 2: Twenty additional RC drill holes of 500’ or less in the Independence target and five 3,000 ft. RC pre-collar/core finish drill holes in the Wilson Deep to confirm continuity of the gold mineralization and facilitate resource estimate for both deposits. Target date: December 2007

4.	A shallow 5-10 hole RC drill program be conducted in the North target to test potential for continuity and higher grade gold values. Target date: November, 2007]

Phase 1 Program and Budget (Shallow Target)

General Metals’ program is up to $2.0 million in order to carry out phase-one of a three-phased drilling program on the Wilson-Independence project, proposed initial drilling of the deep target as well as for working capital purposes. The program is as follows:

Data review	$2,750
Surface/subsurface surveying	5,500
Underground mapping and sampling	16,500
Surface mapping and sampling	11,000
Core sampling	11,000
Permitting	15,000
Site Construction	65,000
Drilling (RC)	212,500
Sample preparation and analysis	60,000
Supervision	59,000

Supplies	12,000
Field expenses	42,000
Section and map preparation	24,250
Geologic interpretation & modeling	22,000
Report	11,000
Independence Deep modeling & resource study	100,000
Pre-construction baseline studies, preliminary permitting	75,000
Reclamation	48,750
Miscellaneous/Contingency	556,000
Subtotal Wilson-Independence project phase 1	1,349,250
Proposed initial deep drilling (2 holes)	350,000
Working capital	300,750
Total	$2,000,000

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

Liquidity and Capital Resources

As at July 31, 2007, we had $45,955 in current liabilities, and our working capital was $303,838. Our financial statements report a net loss of $337,967 for the three month period ended July 31, 2007 compared to a net loss of $174,384 for the three month period ended July 31, 2006. Our accumulated loss increased to $1,679,767 from inception to July 31, 2007. Our losses increased in part as a result of increase in expenses in all categories for the three month period ended July 31, 2007. We realized an overall increase in all expense categories during the three month period ended July 31, 2007 as we were actively involved in the investigation and acquisition of resource properties, as compared to the three month period ended July 31, 2006.

During the three month period ended July 31, 2007, we received aggregate proceeds of $289,323 in connection with the exercise of share purchase warrants.

During the three month period ended July 31, 2007, we raised aggregate proceeds of $82,700 in connection with the closing of two private placements for which we issued 536,000 shares and 374,000 share purchase warrants. The warrants issued are exercisable at prices ranging from $0.125 to $0.25 per share.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending July 31, 2008. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

Employees

Currently we have three employees that assist our directors, officers and advisory board members. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment or independent contractors as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees or independent contractors.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended April 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being July 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our company’s chief financial officer. Based upon that evaluation, our company's president and chief executive officer and our company’s chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

On August 3, 2007, we issued 52,470 shares in connection with the exercise of share purchase warrants for aggregate proceeds of $6,558.75.

We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On August 3, 2007, we closed a private placement consisting of 216,000 units of our securities at a price of US$0.20 per unit for gross proceeds of $43,200. Each unit consists of one common share in the capital of our company and one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$0.25 per share for a period of 12 months from closing.

We issued the securities to eight (8) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

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

10.7	Share Purchase Agreement dated March 15, 2007 between our company and Sanibel Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
(21)	Subsidiaries
General Gold Corporation, a Nevada company
(31)	Section 302 Certification
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION

By: /s/ Stephen Parent

Stephen Parent, Chief Executive Officer and President

(Principal Executive Officer)

Date: September 20, 2007.

By: /s/ Daniel Forbush

Daniel Forbush, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: September 20, 2007.