Form 10QSB
period 2007-10-31
GENERAL METALS CORP
filed 2007-12-12
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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
Yes [   ]   No [X]

[APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ].

[APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of December 5, 2007, there were 87,961,289 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended October 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
             PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
General Metals Corporation
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet of General Metals Corporation as of October 31, 2007, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of General Metals Corporation (A Exploration Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
December 7, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 FAX: (702)253-7501

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Consolidated Balance Sheets

		April 30,
	October 31,	2007
	2007	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$261,361	$193,796
Accounts Receivable	-	-
Prepaid Expenses	-	11,200
Total Current Assets	261,361	204,996
Fixed Assets
Mineral Property	58,091	58,091
Property and Equipment, net	37,425	25,595
Total Fixed Assets	95,516	83,686
Total Assets	$356,877	$288,682
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$50,632	$4,680
Notes Payable - Related Party	10,184	63,184
Total Liabilities	60,816	67,864
Stockholders' Equity
Preferred Stock, authorized 50,000,000 shares,
par value $0.001, zero issued and outstanding	-	-
Common Stock, authorized 200,000,000 shares, par value $0.001, issued and outstanding on October 31, 2007 and April 30,2007
is 87,961,289 and 80,657,967 respectively	87,961	80,656
Additional Paid-in Capital	2,890,582	1,523,261
Subscriptions (Receivable)/Cash Receipts	(151,000)	(41,300)
Accumulated Deficit during Exploration Stage	(2,531,482)	(1,341,799)
Total Stockholders' Equity	296,061	220,818
Total Liabilities and Stockholders' Equity	$356,877	$288,682

The accompanying notes are an integral part of these statements

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Consolidated Statements of Operations

					July 17, 1998
					(Inception)
	Six Months Ended October 31,		Three Months Ended October 31,		to October 31,
	2007	2006	2007	2006	2007
Revenue	$-	$-	$-	$-	$-

Operating Expenses
Depreciation and Amortization	3,536	540	1,768	270	7,989
General and Administrative	302,590	209,108	6,910	100,246	1,014,500
Management and Consulting	163,899	82,910	83,768	41,809	701,584
Exploration and Development	264,498	36,575	224,482	17,425	484,473
Professional Fees	40,458	12,000	35,458	7,000	151,686

Total Expenses	774,981	341,133	352,386	166,750	2,360,232

(Loss) from Operations	(774,981)	(341,133)	(352,386)	(166,750)	(2,360,232)

Extraordinary Gain/(Loss)
Gain on Sale of Fixed Assets	-	-	-	-	243,452
Loss on Outstanding Warrants	(414,702)	-	(10,400)	-	(414,702)

Net Income	$(1,189,683)	$(341,133)	$(362,786)	$(166,750)	$(2,531,482)

Basic (Loss) per Share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted Average
Number of Shares	84,808,159	64,437,426	84,808,159	64,437,426

Diluted (Loss) per Share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted Average
Number of Shares	87,135,662	71,037,598	87,135,662	71,037,598

The accompanying notes are an integral part of these statements

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity

inception 17-Jul-1998 to 31-Oct-2007

					(Deficit)
					Accumulated
				Stock	During
	Common Stock		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, July 17, 1998 (Inception	-	$-	$-	$-	-	$-
Common Stock Issued to Founders for
Organizational Costs	5,500,000	5,500	(5,000)			500
Contributed Capital			87			87
Common Stock Issued for Acquisition
Of License	22,000,000	22,000	(20,000)			2,000
Net (Loss)					(587)	(587)
Balance, April 30, 1999	27,500,000	27,500	(24,913)	-	(587)	2,000
Net (Loss)					(2,000)	(2,000)
Balance, April 30, 2000	27,500,000	27,500	(24,913)	-	(2,587)	-
Contributed Capital			9,000			9,000
Net (Loss)					(14,977)	(14,977)
Balance, April 30, 2001	27,500,000	27,500	(15,913)	-	(17,564)	(5,977)
Contributed Capital			9,000			9,000
Net (Loss)					(16,657)	(16,657)
Balance, April 30, 2002	27,500,000	27,500	(6,913)	-	(34,221)	(13,634)
Contributed Capital			9,000			9,000
Net (Loss)					(21)	(21)
Balance, April 30, 2003	27,500,000	27,500	2,087	-	(34,242)	(4,655)
Contributed Capital			9,000			9,000
Net (Loss)					(20,886)	(20,886)
Balance, April 30, 2004	27,500,000	27,500	11,087	-	(55,128)	(16,541)

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity (cont’d)

inception 17-Jul-1998 to 31-Oct-2007

Balance, April 30, 2004	27,500,000	27,500	11,087	-	(55,128)	(16,541)
Common Stock Issued for Cash at
$0.125, net of $3,710 Offering C	3,854,400	3,854	430,436	(127,500)		306,790
Contributed Capital			9,000			9,000
Net (Loss)					(153,123)	(153,123)
Balance, April 30, 2005	31,354,400	31,354	450,523	(127,500)	(208,251)	146,126
Cash Received for Subscriptions
Receivable				127,500		127,500
Common Stock Issued for Cash at $0.25
In Private Placement	44,000	44	4,956			5,000
Common Stock Issued for Cash at $0.125
In Private Placement	26,400	26	2,974			3,000
Common Stock Issued at $0.001 to
exercise lease agreement	5,500,000	5,500	(500)			5,000
Common Stock Issued for Cash at $0.125
In Private Placement	2,782,450	2,782	313,406			316,188
Common Stock Issued in Reorgan	8,436,541	8,437	(579,732)			(571,295)
Common Stock Issued to Convert Debt at
0.0185 as Agreed in February 2	22,034,546	22,035	348,546			370,581
Common Stock Issued as Incentive	550,000	550	(50)			500
Common Stock Returned and Can	(550,000)	(550)	50			(500)
Common Stock Issued in Exercise of
Warrants at $0.25	702,900	703	159,047			159,750
Net (Loss)					(418,616)	(418,616)
Balance, April 30, 2006	70,881,237	70,881	699,220	-	(626,867)	143,234

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity (cont’d)

inception 17-Jul-1998 to 31-Oct-2007

Balance, April 30, 2006	70,881,237	70,881	699,220	-	(626,867)	143,234
Deposit received on Private Placement				76,000		76,000
Common Stock Issued in Exercise of
Warrants at $0.25	110,000	110	24,890			25,000
Common Stock Issued for Cash at $0.125
In Private Placement	440,000	440	49,560	(50,000)		-
Common Stock Issued for Service at
$0.125 per share	158,400	158	17,842			18,000
Common Stock Issued for Purchase of
fixed asset at $0.075	220,000	220	14,780			15,000
Common Stock Issued for Cash a	164,495	164	11,052			11,216
Common Stock Issued for Services at
$0.075 per share	330,000	330	22,170			22,500
Common Stock Issued to Convert Debt
$0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.075
In Private Placement	3,770,063	3,770	253,280	(163,800)		93,250
Common Stock Issued for Cash at $0.075
For Exploration Rights	1,100,000	1,100	73,900			75,000
Common Stock Issued for Cash at $0.075
For Employee Incentive	275,000	275	18,475			18,750
Common Stock Issued for Cash at $0.125
In Private Placement	2,332,000	2,332	262,668			265,000
Common Stock Issued for Cash at $0.125
In Private Placement	363,440	363	40,937	(41,300)		-
Cash Received for Subscriptions
Receivable				137,800		137,800
Net (Loss)					(714,932)	(714,932)
Balance, April 30, 2007	80,657,967	80,656	1,523,261	(41,300)	(1,341,799)	220,818

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity (cont’d)

inception 17-Jul-1998 to 31-Oct-2007

Balance, April 30, 2007	80,657,967	80,656	1,523,261	(41,300)	(1,341,799)	220,818
Common Stock issued to convert Debt at
$0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.125
In Private Placement	667,040	667	75,133			75,800
Common Stock Issued in Exercise of
Share Purchase Warrants at $0	2,343,219	2,344	157,421			159,765
Common Stock Issued in Exercise of
Share Purchase Warrants at $0	654,500	655	118,345			119,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0	44,000	44	4,956			5,000
Common Stock Issued for purchase of
asset at $0.125	132,000	132	14,868			15,000
Common Stock recorded to balance with
Transfer Agent Records	177,760	178	(178)			-
Common Stock Issued in Exercise of
Share Purchase Warrants at $0	216,000	216	42,984			43,200
Common Stock Issued for Cash at $0.125
In Private Placement	52,470	53	6,506			6,559
Cash Received for Subscriptions
Receivable				50,300		50,300
Fair value of warrants issued			414,702			414,702
Common Stock Issued for Cash at $0.20
In Private Placement	2,503,000	2,503	498,097	(160,000)		340,600
Net (Loss)					(1,189,683)	(1,189,683)
Balance, October 31, 2007	87,961,289	$87,961	$2,890,582	$(151,000)	$(2,531,482)	$296,061

On November 18, 2005 the Company had a 2 for 1 forward stock splitthat has been retroactively applied to the above schedule.

On July 19, 2007 the Company had an 11 for 10 forward stock split that has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Consolidated Statements of Cash Flows

			July 17, 1998
			(Inception)
	Six Months Ended October 31,		to October 31,
	2007	2006	2007
Operating Activities
Net Loss	$(1,189,683)	$(341,133)	$(2,531,482)
Adjustments to reconcile Net Loss
Loss on Outstanding Warrants	414,702	-	414,702
Stock Issued for Service and Conversion of Debt	35,000	18,000	481,081
Stock Issued to Acquire Mineral Property Lease	-	-	7,000
Stock Issued to Acquire Exploration Rights	-	-	75,000
Stock Issued to Acquire Fixed Assets	15,000	-	30,000
Stock Issued in Acquisition and Reorganization	-	-	(571,295)
Contributed Capital	-		45,087
Depreciation and Amortization	3,536	570	5,623
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	-	-	-
(Increase)/Decrease in Prepaid Expenses	11,200	-	-
Increase/(Decrease) in Accounts Payable	45,952	43,148	50,632
Increase/(Decrease) in Accrued Liabilities	-	(2,202)	-

Net Cash Used by Operating Activities	(664,293)	(281,617)	(1,993,652)

Investment Activities
Acquisition of Mineral Property	-	(3,091)	(58,091)
Purchase of Equipment	(15,366)	(6,730)	(43,048)

Net Cash Used by Investment Activities	(15,366)	(9,821)	(101,139)
Financing Activities
Loans / (Repayments) -Related Parties	(53,000)	93,218	10,184
Proceeds from the Sale of Stock	800,224	101,000	2,345,968
Net Cash Provided by Financing Activities	747,224	194,218	2,356,152
Net Increase / (Decrease) in Cash	67,565	(97,220)	261,361
Cash, Beginning of Period	193,796	114,212	-
Cash, End of Period	$261,361	$16,992	$261,361

Supplemental Information:
Interest Paid	$1,070	$-	$1,070
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
(October 31, 2007 and April 30, 2007)

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

For accounting purposes, the acquisition of General Gold has been treated as a reverse acquisition. Accordingly, the consolidated financial statements, statements of operations, statement of stockholders’ deficit and statements of cash flows reflect the results of operations and cash flows of General Gold for the period from its inception on July 17, 1998 to October 31, 2007 and consolidated with those of General Metals from acquisition on March 15, 2006 to October 31, 2007.

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
(October 31, 2007 and April 30, 2007)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of October 31, 2007, cash and cash equivalents consists of cash and cash in trust.

Property and Equipment

Property and equipment consists of furniture and equipment and is recorded at cost. Equipment acquired from the acquisition is recorded at net book value. The furniture and equipment are being depreciated on a straight-line basis over their estimated lives of five years.

Following is a summary of property and equipment October 31, 2007 and April 30, 2007:

	31-Oct-2007	30-Apr-2007

Furniture and Equipment	$6,348	$6,348
Vehicle Purchase	36,700	21,700
Less: Accumulated Depreciation	(5,623)	(2,453)
Property and Equipment, Net	$37,425	$25,595

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

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
(October 31, 2007 and April 30, 2007)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	October 31,	October 31,
	2007	2006
Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	($1,189,683)	($341,133)

Denominators for Basic EPS
Weighted average of shares outstanding	84,808,159	64,437,426

Basic Earnings/(Loss) Per Share	($0.01)	($0.00)
Denominators for Diluted EPS

Weighted average of shares outstanding	87,135,662	71,037,598

Diluted Earnings/(Loss) Per Share	($0.01)	($0.00)

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
(October 31, 2007 and April 30, 2007)

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

At the effective date of the merger The Company had 7,669,521 shares issued and outstanding and issued 36,097,500 common shares and 3,048,750 one-year warrants to affect the merger. Below are the balance sheets and adjustments giving affect to the acquisition on March 15, 2006:

	General	General		Adjusted
	Metals	Gold		Balance
	March 15,	March 15,	Acquisition	March 15,
	2006	2006	Adjustments	2006
ASSETS
Current Assets
Cash and Cash Equivalents	$8,582	$39,268	$-	47,850
Accounts Receivable net	10,000	11,790	-	21,790
Prepaid Expense	-	12,500	-	12,500
Loan to Related Party	-	30,000	(30,000)	-
Total Current Assets	18,582	93,558	(30,000)	82,140

Fixed Assets
Investment in Mining Property		55,000		55,000
Property, Plant and Equipment, net	3,256	2,808		6,064
Total Fixed Assets	3,256	57,808	-	61,064

Total Assets	$21,838	$151,366	$(30,000)	$143,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$226,563	$20,776		247,339
Notes and Loans Payable	335,956			335,956
Tax Payables	614			614
Loan From Related Party	30,000	1,457	(30,000)	1,457
Total Liabilities	593,133	22,233	(30,000)	585,366

Stockholders' Equity
Common Stock	7,670	36,097		43,767
Paid in Capital	3,427,057	774,967	(4,006,022)	196,002
Accumulated Equity/(Deficit)	(4,006,022)	(681,931)	4,006,022	(681,931)
Total Stockholders' Equity	(571,295)	129,133	-	(442,162)

Total Liabilities and Stockholders' Equity	$21,838	$151,366	$(30,000)	$143,204

GeneralMetals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
(October 31, 2007 and April 30, 2007)

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, at October 31, 2007 the Company has an accumulated loss of $2,531,482 during its exploration stage. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

During December, January, February and October the Company successfully completed a series of Private Placements discussed in the Stockholders Equity Note 7 below.

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

Accounts Payable:

Shareholder Loans	$91,175
Attorney Fees – Related Party	110,784
Stale Payables	24,606

Total Debt Forgiven	$226,565

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
(October 31, 2007 and April 30, 2007)

The Company converted $35,000 accrued liabilities and shareholder loans to 466,666 pre-split common shares on January 31, 2007.

The Company converted $35,000 accrued liabilities to 466,666 pre-split common shares on May 18, 2007.

NOTE 6. RELATED PARTY TRANSACTIONS

The President and CEO has provided financing to the company in the form of demand notes with no fixed or determinable repayment dates. The amounts are recorded as current liabilities with the balance as of October 31, 2007 and April 30, 2007 of $10,184 and $63,184 respectively.

NOTE 7. STOCKHOLDERS' EQUITY Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share. As of October 31, 2007 no preferred stock is issued and outstanding

Common Stock

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
(October 31, 2007 and April 30, 2007) )

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
(October 31, 2007 and April 30, 2007)

NOTE 7. STOCKHOLDERS' EQUITY (cont’d) Common Stock (cont’d)

On July 31, 2007 the Company issued 52,470 common shares in a private placement for $0.125 per share or $6,559.

On October 31, 2007 the Company completed a private placement of 2,503,000 shares of common stock at $0.20 for $340,600 and $160,000 in subscription receivable.

Warrants

The Company has the following warrants outstanding as of October 31, 2007 and has recorded the cost associated with the issue of the warrants using the Black-Sholes option pricing model with the following results:

			Derivative
Expiration	Exercise		Value of
Date	Price	Shares	Warrants

3/30/2008	$0.0750	250,000	$23,355
4/23/2008	$0.1250	1,060,000	60,125
4/30/2008	$0.1250	165,200	17,705
5/31/2008	$0.1250	218,000	32,028
5/31/2008	$0.2500	815,000	86,766
8/31/2008	$0.2500	216,000	10,400
3/15/2009	$0.2600	1,000,000	63,282
10/31/2008	$0.2500	2,503,000	121,041

Total Derivative Cost of Warrants			$414,702

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $469,630, which is calculated by multiplying a 35% estimated tax rate by the items making up the deferred tax account, the NOL of $1,341,799. The total valuation allowance is a comparable $469,630.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the year ended April 30, 2007:

Deferred Tax Asset	$469,630
Less: Valuation Allowance	(469,630)

Net Deferred Tax Asset	$0

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
(October 31, 2007 and April 30, 2007)

NOTE 8. PROVISION FOR INCOME TAXES (cont’d)

The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year’s NOL and the year of expiration if not utilized.

Year Created	Amount	Year to Expire
1999	$587	2019
2000	2,000	2020
2001	14,977	2021
2002	16,657	2022
2003	21	2023
2004	20,886	2024
2005	153,123	2025
2006	418,616	2026
2007	714,932	2027

Total NOL Carry forward	$1,341,799

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

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
(October 31, 2007 and April 30, 2007)

NOTE 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (cont’d)

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

We have the option to purchase the property for $3.0 million within 10 years of the date the lease commenced provided all obligations have been met. To date, we have expended approximately $485,000 on exploration which fulfills the expenditure requirements through September 30, 2009. It is anticipated that the current exploration program will fulfill the full expenditure requirements of the agreement before year end (April 30, 2008)

Location and Access

All infrastructure necessary for the exploration, development and operation of a mine is readily available. The property is accessed via federal, state and county maintained all weather paved and gravel roads from the nearby town of Battle Mountain. A well-trained work force is available in the town of Battle Mountain, situated 30 miles north of the property along Interstate highway 80. Adequate ground water is available for diversion for future mining operations which enjoy special treatment as temporary or interim uses under Nevada water laws. Electrical power has recently been extended to within one mile of the project to service the Phoenix project, and the transcontinental natural gas line passes within 1.5 miles of the property.

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

Recent and Future Planned Exploration:

We have completed a small characterization drilling program on the tailings. A total of 36 reverse circulation holes were drilled on a nominal 50 spacing, indicating approximately 61,000 tons of material with an average grade of 0.026 opt gold and 0.52 opt silver remain in the tailings. Based on 30 samples collected from the old mill stockpile, potential exists for an estimated 31,600 tons of material grading 0.046 opt Au and 3.39 opt Ag remaining on the property.

Target Description

The Independence Target is one of several identified target areas on our Independence Property. This target represents a near surface, oxide target, potentially amenable to low cost, surface bulk mining and heap leaching technology. The target zone encompasses the old Independence mine workings and surrounding ground. Target mineralization extends from the surface to at least 360 feet and is believed to range from 20 to more than 140 feet in true thickness, over a strike length of at least 1,500 feet. Mineralization is hosted in favorable, thick bedded to massive chert horizons of the Pumpernickle Formation where suitable structural preparation has created favorable conditions for mineralization. The target is indicated by 20 drill holes and extensive mine workings.

Historic Exploration

Within this specific target area of the property, Union Pacific Rail Road, Battle Mountain Gold, United Mining and Landsdowne Minerals conducted exploratory drilling. Battle Mountain and Landsdowne conducted limited Reverse Circulation drilling, while United Mining conducted air track drilling. Union Pacific Rail Road drilled one diamond core hole beneath this target area with very poor recovery and only limited assay data.

Union Pacific, Silver King Mines and Landsdowne Minerals conducted underground exploration programs of consequence. These consisted primarily of channel sampling, and limited long-hole drilling by Union Pacific and Silver King Mines. This undergound exploration work is separate and apart from development and production activities conducted by Apco Oil Minerals, Silver King Mines Inc., and United Mining Corp. during the period 1974 through 1987.

As shown on the accompanying map, Landsdowne Minerals reported results of underground channel sampling in 1994 which indicated mineralized zones exposed in the Independence mine ranging from 55 feet to more than 140 feet at grades from .031 opt Au to to 0.127 opt Au. The most significant of the Landsdowne results reported was 143 feet of contigious channel samples with an average grade of 0.127 opt Au and 2.54 opt Ag.

Corporate Exploration Strategy

We are presently conducting a staged, multi-phase, exploration drilling program to drill test the Independence Target and delineate the extent of mineralization in this target area of the property. The objective to sequentially test, define and delimit the near surface, oxide mineralization in this target which may be amenable to open pit mining and heap leaching, and rapidly evaluate the potential of this target area for near term production. Phase 1 of this program consists of 25 Reverse Circulation type holes ranging from 100 to 400 feet in depth. Thus far, we have completed 18 of the planned 25 drill holes for Phase 1 in this area of the property.

During the quarter ended October 31, 2007, we began the phase 1 drilling program with results reported November 27, 2007 and December 6, 2007. Through December 6, 2007, the initial 25 holes have been completed.

We have received final assay results for holes GM-1, 2, 3, 4, 5, 6, 7 and 12 drilled to test for gold-silver mineralization along the projected southern extension of the Independence fault zone. Holes 1, 2, 3, 5 and 6 form a "fence" of drill holes along Section 1600 N. The holes drill tested the projected extension of mineralization southerly beyond the Wilson Independence Mine in an area of favorable geology. Hole GM-6 successfully tested the down dip projection of mineralization intersected. As may be seen on the attached cross-section, all holes encountered mineralization over drill intercepts ranging from 30 to 55 feet. The drilling indicates mineralization from the surface which remains open at depth and along strike to the North and South. The 30 foot interval from 275 to 305 feet averaged 0.023 ounces of gold equivalent per ton (opt Au equiv.). This intercept is approximately 100 feet down dip from the drill intercepts for holes 2, 3 and 5. Hole GM-6 also intersected 55 feet of mineralization from 190 to 245 feet that contained an average of 0.012 opt Au equiv. over the interval. This mineralization may be an extension of the new zone intersected in hole GM-12, roughly 50 feet north.

Holes 4 and 12 were drilled to test mineralization in the Independence Shallow target on Section 1650 North, as shown below. These holes were also drilled to permit testing of possible cross cutting structures for mineralization. Holes GM-4 and 12 confirmed projected gold / silver mineralization as anticipated, within the projected target zone. Hole GM-4 contained a 55 foot mineralized intercept from 220 to 275 feet with an average grade of 0.023 ounce per ton gold equivalent (opt Au eqiv.). Contained within this is a 25 foot intercept of higher grade mineralization from 220 to 245 feet with an average grade of 0.035 opt Au equiv.

Drill hole GM-12, tested the down dip projection of mineralization from GM-4, encountering 55 feet of mineralization which averaged 0.017 opt Au equiv., from 225 to 280 feet and included 25 feet from 265 to 280 feet which averaged 0.034 opt Au equiv. In addition, GM-12 intersected a gold mineralized zone between 15 to 65 feet that averaged 0.018 opt gold over the 50 foot drill intercept. This mineralization is situated approximately 260 feet west of previously identified mineralization and has a higher gold to silver ratio than the main Independence Shallow Zone. The location of the intercept and the change in gold/silver ratio suggests this intercept may represent a new discovery of gold mineralization that is distinctly different from the mineralization in the main Independence Shallow Zone.

Drill Hole GM-7, situated on Section 1500 North intersected 60 feet of mineralization grading 0.042 opt Au equiv. from 140 to 200 feet within the target zone. Included within this intercept is 25 feet from 170 to 195 feet with an average grade of 0.076 opt Au equiv.

The presence of coincident gold – silver – bismuth anomalies together with classic epithermal path finder elements such as arsenic and antimony along with the interpreted geometry of the mineralized zones, based on current drilling, supports management’s opinion that potential to develop an open pit type mining operation exists in the Independence Shallow Target Zone. All of the mineralization encountered on the property to date has been deeply and thoroughly oxidized. Oxidized ores characteristically are amenable to low cost recovery techniques such as heap leaching. The grade of mineralization encountered in our company’s drilling to date are comparable with the grades of mineralization found in other operating open pit, heap leach mines in the State of Nevada today.

The results to date additionally support management’s opinion that the near surface mineralization at the Wilson Independence property represents the epithermal expression of a leakage halo associated with, gold skarn style mineralization in the Independence Deep target.

These drilling results continue to expand mineralization at the Independence Project and support the model of near surface, potentially bulk mineable gold – silver mineralization in the vicinity of the historic Wilson Independence Mine. Mineralization remains open to along strike to the north and south, and to depth.

Sampling, Assaying and Quality Control

All holes were drilled in an easterly direction, at an angle of 45 degrees below horizontal. All drilling is Reverse Circulation (RC) type drilling, using an MPD 1000 track mounted drill, drilling a nominal 5.25 inch diameter hole. Cuttings are split using a riffle type splitter set to produce two duplicate splits. One sample is sent to Chemex

Laboratory’s Prep Lab in Elko, Nevada for sample preparation and fire assay, the remaining pulp is sent to Chemex’s Vancouver, BC facility for geochemical analysis. Assaying procedure follows fire assay with atomic absorption finish. The “duplicate” sample is stored on site for future reference and or metallurgical purposes.

Quality control programs include the use of duplicates, standards and internal and external check assaying. Certified sample standards provided by the Nevada Bureau of Mines and Geology are submitted with the normal sample stream sent to the laboratory. Ten percent of the samples will be sent to a third party laboratory for external check assay.

The following table summarizes the information described above:

Drill Hole	Mineralized Intercepts							Gold Equivalent
	From	To	Intercept	Gold oz/t	Gold g/ton	Silver oz/t	Silver g/ton	oz/t Au Equiv.	g/t Au Equiv.
GM-1	50	95	45	0.046	1.431	1.38	42.92	0.072	2.236
GM-2	165	195	30	1.012	0.373	1.37	42.61	0.038	1.172
GM-3	155	210	55.015		0.467	1.03	32.04	0.034	1.067
GM-4	220	270	55	0.013	0.404	0.52	17.72	0.023	0.706
Including	220	245	25	0.020	0.622	0.77	26.14	0.034	1.067
GM-5	150	205	55	0.032	0.995	1.58	49.27	0.062	1.919
Including	160	175	15	0.070	2.177	2.89	89.89	0.124	3.863
GM-6	190	245	55	0.006	0.192	0.32	10.88	0.012	0.377
GM-6	275	305	30	0.017	0.529	0.31	10.70	0.023	0.711
Including	275	290	15	0.026	0.809	0.38	13.17	0.033	1.033
GM-7	140	200	60	0.015	0.467	1.46	50.07	0.042	1.318
Including	170	195	25	0.032	0.995	2.32	79.62	0.076	2.350
GM-12	15	65	50	0.018	0.560	0.00	0.06	0.018	0.561
Including	35	60	25	0.024	0.746	0.04	1.24	0.025	0.770
GM-12	225	280	55	0.008	0.249	0.50	15.55	0.017	0.540
Including	265	280	15	0.012	0.373	1.17	36.39	0.034	1.056

Note: All notations of “t” and “ton” refer to a US “short” ton weighing 2000 pounds. All gold equivalent is calculated at a gold price of $800 (US) and a silver price of $15 per ounce, and does not consider variations which may exist in metallurgical recovery.

W E

Drill Hole Section 1500 N

GM-7 (-45°, Az N68°E, 300')
Surface (approx.)
GM-7 140 - 200 feet 0.015 opt Au (0.043 Au equiv.)
Including 170 - 195 feet 0.032 opt Au (0.075 opt Au equiv.)
TD 300'
Open

Scale (feet)

0
100
200

GENERAL METALS CORPORATION

Drill Hole Section 1500 N

Looking Northerly

2007 Wilson Independence Phase I Surface Drilling

Wilson Independence Property, Humboldt County, Nevada

R. G. C. December 3, 2007

CARRINGTON CONSULTANTS
P.O. Box 325
Virginia City, Nevada 89440
Telephone (775) 847 - 7772

W
E
Drill Hole Section 1600 N
Drill Holes Previously announced
GM-6 (-45, 350 feet)
GM-3 (-45, 300 feet)
GM-2 (-45, 195 feet)
GM-5 (-45, 250 feet)
GM-1 (-45, 300 feet)
Surface (approx.)
GM-1 50 - 95 feet 0.046 opt Au (0.072 Au equiv.)
GM.5 150 - 205 feet 0.032 opt Au (0.061 Au equiv.)
GM.2 165 - 195 feet 0.012 opt Au (0.038 Au equiv.)
GM.3 155 - 210 feet 0.015 opt Au (0.034 Au equiv.)
GM-6 190 - 245 feet 006 opt Au (0.012 Au equiv.)
GM.6 275 - 305 feet .017 opt Au (0.023 Au equiv.)
Including 275 - 290 feet .0.026 opt Au (0.033 Au equiv.)
TD 195'
TD 300'
TD 250'
TD 300'
TD 350'
Open
Scale (feet)
0
100
200
GENERAL METALS CORPORATION
Drill Hole Section 1600 N
Looking Northerly
2007 Wilson Independence Phase I Surface Drilling
Wilson Independence Property, Humboldt County, Nevada
R. G. C.
November 21, 2007
CARRINGTON CONSULTANTS
P.O. Box 325
Virginia City, Nevada 89440
Telephone (775) 847 - 7772

Drill Hole Section 1650 N

W
E
Surface (approx.)
GM-4 (-45, 300 feet)
GM-12 (-45, 315 feet)
Projected from Section 1600N
GM-12 15 - 65 feet 0.018 opt Au (0.018 Au equiv.)
GM-4 220 - 275 feet
0.013 opt Au (.023 Au equiv.)
INCLUDING 220 - 245 feet
0.020 opt Au (0.035 opt Au Equiv.)
GM-12 225 - 280 feet
0.008 opt Au (0.017) Au equiv.)
INCLUDING 265 - 280 feet
0.0.12 opt Au (0.034 Au equiv.)
Open
TD 300'
TD 315'

Scale (feet)
0
100
200

GENERAL METALS CORPORATION

Drill Hole Section 1650 N

Looking Northerly

2007 Wilson Independence Phase I Surface Drilling

Wilson Independence Property, Humboldt County, Nevada

R. G. C. December 3, 2007

CARRINGTON CONSULTANTS

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

a)

Phase 1: A drill program of 30 to 50 RC drill holes of 500’ or less to establish continuity of the near surface Independence mineralization and 2 RC drill holes 1000’ deep to test vertical location and continuity of mineralized structures. Target date: March 2008

b)

Phase 2: Twenty additional RC drill holes of 500’ or less in the Independence target and five 3,000 ft. RC pre-collar/core finish drill holes in the Wilson Deep to confirm continuity of the gold mineralization and facilitate resource estimate for both deposits. Target date: June 2008

4.	A shallow 5-10 hole RC drill program be conducted in the North target to test potential for continuity and higher grade gold values. Target date: March 2008.

Phase 1 Program and Budget (Shallow Target)

Our program is up to $2.0 million in order to carry out phase-one of a three-phased drilling program on the Wilson-Independence project, proposed initial drilling of the deep target as well as for working capital purposes. The program is as follows:

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

Liquidity and Capital Resources

At October 31, 2007, we had working capital of $200,545 compared to a working capital of $137,132 at April 30, 2007.

At October 31, 2007, our total current assets were $261,361, consisting of cash and cash equivalents of $261,361, compared to total current assets of $204,996 at April 30, 2007. In addition, $151,000 in cash will be received from stock subscriptions recorded as issued stock during the quarter.

At October 31, 2007, our total current liabilities were $60,816, compared to total current liabilities of $67,864 at April 30, 2007. Current liabilities at April 30, 2007 included promissory notes to a related party, accounts payable and accrued interest.

At October 31, 2007, we had cash on hand of $261,361 compared to $193,796 at April 30 , 2007. An additional infusion of cash totaling $151,000 from stock sales already subscribed is anticipated during November 2007.

During the quarter ended October 31, 2007, we issued 52,470 shares in connection with the exercise of share purchase warrants for aggregate proceeds of $6,558.75.

During the quarter ended October 31, 2007, we raised aggregate proceeds of $543,800 in connection with the closing of two private placements for which we issued an aggregate of 2,719,000 shares and 2,719,000 share purchase warrants. The warrants issued are exercisable at $0.25 per share.

Three months ended October 31, 2007 compared to three months ended October 31, 2006

As at October 31, 2007, we had $60,816 in current liabilities, and our working capital was $200,545. General and administrative expenses for the three month period ended October 31, 2007 were $6,910 compared to $100,246 for the three month period ended October 31, 2006. The decrease was due to an accounting reclassification of expenses from this classification to professional fees and management and consulting. Explanations on the six month figures are below. Exploration and development expenses for the three month period ended October 31, 2007 were $224,482 compared to $17,425 for the three month period ended October 31, 2006. The increase was due to beginning the phase 1 drilling program during the quarter. The program is schedule to continue into our fourth quarter.

Our financial statements report a net loss of $362,786 for the three month period ended October 31, 2007 compared to a net loss of $166,750 for the three month period ended October 31, 2006. Our accumulated loss increased to $2,531,482 from inception to October 31, 2007. Our losses increased in part as a result of increase in expenses in all categories for the three month period ended October 31, 2007. We realized an overall increase in all expense categories during the three month period ended October 31, 2007 as we were actively involved in the investigation and acquisition of resource properties, as well as exploration and development of the Independence Project, as compared to the three month period ended October 31, 2006.

Six months ended October 31, 2007 compared to three months ended October 31, 2006

As at October 31, 2007, we had $60,816 in current liabilities, and our working capital was $200,545. General and administrative expenses for the six month period ended October 31, 2007 were $302,590 compared to $209,108 for the six month period ended October 31, 2006. The increase was due to additional activity of our company in investor and shareholder relations as well as additional travel required for managing the exploration and development of the Independence Project. Exploration and development expenses for the six month period ended October 31, 2007 were $264,498 compared to $36,575 for the six month period ended October 31, 2006. The increase was due to the exploration drilling program undertaken on the Independence Project.

Our financial statements report a net loss of $1,189,683 including $414,702 of expenses related to the valuation of the issuance of warrants, for the six month period ended October 31, 2007 compared to a net loss of $341,133 for the six month period ended October 31, 2006. Our accumulated loss increased to $2,531,482 from inception to October 31, 2007. Our losses increased in part as a result of increase in expenses in all categories for the six month period ended October 31, 2007. We realized an overall increase in all expense categories during the six month period ended October 31, 2007 as we were actively involved in the investigation and acquisition of resource properties, as compared to the six month period ended October 31, 2005.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending October 31, 2008. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

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

Risks Associated With Our Common Stock:

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations and the Financial Industry Regulatory Authority’s sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

The adoption of these new Statements is not expected to have a material effect on our company’s current financial position, results or operations, or cash flows.

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

Item 3.                Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president and chief executive officer) and our principal accounting and financial officer (our chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of October 31, 2007, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.                Legal Proceedings

In a lawsuit commenced by SunTrust Bank, we have been added to the action by defendants Hollywood Honda and Maroone Chevrolet wherein they have sued by a cross claim our company, alleging that we are liable for the debts of Autosmart USA Leasing, Inc., a former subsidiary of our company. Autosmart was an automobile dealer broker that purchased cars from the above dealers to sell to their customers as a broker. The total claimed in the action is approximately $200,000.00. The basis of the alleged claim against our company is that it operated Autosmart for an improper purpose and as the alter ego of the parent who is allegedly then liable. The transactions that the claims are based upon occurred in 2002, far before the commencement of our current business under our current management in March of 2006. We feel that the action against our company is completely without merit and intend to vigorously defend. The action was commenced in 2002 in the 17th Judicial Circuit in Broward County, Florida. However, we have only just become aware of the litigation, having recently been added to the action as a third party defendant due to the cross claim.

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

On October 31, 2007, we closed a private placement consisting of 2,503,000 units of our securities at a price of US$0.20 per unit for gross proceeds of $500,600. Each unit consists of one common share in the capital of our company and one common share purchase warrant, with each whole warrant entitling the holder to purchase one share of our common stock at a price of US$0.25 per share for a period of 12 months from the effective date of a registration statement pertaining to the warrant shares.

We issued the securities to 20 accredited investors pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Security Holders

None.

Item 5.                Other Information

None.

Item 6.                Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10- SB12G filed on August 24, 1999)

3.2	By-Laws (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)

3.3	Amendment to Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

(10)	Material Contracts

10.1	Letter of Intent between General Gold Corporation and Gold Range, LLC dated November 14, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

10.2	Amendment to Letter of Intent between General Gold Corporation and Gold Range, LLC dated December 31, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006).

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

Date:   December 11, 2007.

By: ./s/ Daniel Forbush
Daniel Forbush, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:   December 11, 2007.