Form 10QSB
period 2008-01-31
GENERAL METALS CORP
filed 2008-03-13
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

As of March 4, 2008 there were 87,961,289 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended January 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
           PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
General Metals Corporation (successor to General Gold Corporation)
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet of General Metals Corporation (successor to General Gold Corporation)(an Exploration Stage Company) as of January 31, 2008, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of [Client] (An Exploration Stage Company).

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

Moore & Associates, Chartered
Las Vegas, Nevada
December 7, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 FAX: (702)253-7501

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Consolidated Balance Sheets

		April 30,
	January 31,	2007
	2008	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$124,279	$193,796
Accounts Receivable	-	-
Prepaid Expenses	-	11,200

Total Current Assets	124,279	204,996

Fixed Assets
Mineral Property	58,091	58,091
Property and Equipment, net	34,888	25,595

Total Fixed Assets	92,979	83,686

Total Assets	$217,258	$288,682

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$33,371	$4,680
Notes Payable - Related Party		63,184

Total Liabilities	33,371	67,864

Stockholders' Equity
Preferred Stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-

Common Stock, authorized 220,000,000
shares, par value $0.001, issued and
outstanding on January 31, 2008 and April 30,2007
is 89,494,621 and 80,657,967 respectively	89,494	80,656

Additional Paid-in Capital	3,081,085	1,523,261
Subscriptions (Receivable)/Cash Receipts	(35,000)	(41,300)
Accumulated Deficit during Exploration Stage	(2,951,692)	(1,341,799)

Total Stockholders' Equity	183,887	220,818

Total Liabilities and Stockholders' Equity	$217,258	$288,682

The accompanying notes are an integral part of these statements

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Consolidated Statements of Operations

					July 17, 1998
	Nine Months		Three Months		(Inception)
	Ended January 31,		Ended January 31,		to January 31,
	2008	2007	2008	2007	2008
Revenue	$-	$-	$-	$-	$-

Operating Expenses
Depreciation and Amo	6,073	810	171	270	8,160
General and Administr	503,812	242,054	203,588	47,168	1,218,088
Management and Con	170,442	142,404	6,543	45,272	708,127
Exploration and Develo	456,370	37,454	191,872	879	676,345
Professional Fees	46,857	12,000	6,399	-	158,085

Total Expenses	1,183,554	434,722	408,573	93,589	2,768,805

(Loss) from Operations	(1,183,554)	(434,722)	(408,573)	(93,589)	(2,768,805)

Extraordinary Gain/(Loss)
Gain on Sale of Fixed A	-	-	-	-	243,452
	(426,339)	-	(11,637)	-	(426,339)

Net Income	$(1,609,893)	$(434,722)	$(420,210)	$(93,589)	$(2,951,692)

Basic (Loss) per Share	$(0.02)	$(0.01)	$(0.00)	$(0.00)

Weighted Average
Number of Shares	85,055,260	64,710,803	85,055,260	64,710,803

Diluted (Loss) per Share	$(0.02)	$(0.01)	$(0.00)	$(0.00)

Weighted Average
Number of Shares	87,382,763	67,120,553	87,382,763	67,120,553

The accompanying notes are an integral part of these statements

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity

inception 17-Jul-1998 to 31-Jan-2008

					(Deficit)
					Accumulated
				Stock	During
	Common Stock		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, July 17, 1998 (Inception)	-	$-	$-	$-	-	$-
Common Stock Issued to Founders for
Organizational Costs	5,500,000	5,500	(5,000)			500
Contributed Capital			87			87
Common Stock Issued for Acquisition
Of License	22,000,000	22,000	(20,000)			2,000
Net (Loss)					(587)	(587)
Balance, April 30, 1999	27,500,000	27,500	(24,913)	-	(587)	2,000
Net (Loss)					(2,000)	(2,000)
Balance, April 30, 2000	27,500,000	27,500	(24,913)	-	(2,587)	-
Contributed Capital			9,000			9,000
Net (Loss)					(14,977)	(14,977)
Balance, April 30, 2001	27,500,000	27,500	(15,913)	-	(17,564)	(5,977)
Contributed Capital			9,000			9,000
Net (Loss)					(16,657)	(16,657)
Balance, April 30, 2002	27,500,000	27,500	(6,913)	-	(34,221)	(13,634)
Contributed Capital			9,000			9,000
Net (Loss)					(21)	(21)
Balance, April 30, 2003	27,500,000	27,500	2,087	-	(34,242)	(4,655)
Contributed Capital			9,000			9,000
Net (Loss)					(20,886)	(20,886)
Balance, April 30, 2004	27,500,000	27,500	11,087	-	(55,128)	(16,541)
Common Stock Issued for Cash at
$0.125, net of $3,710 Offering Costs	3,854,400	3,854	430,436	(127,500)		306,790
Contributed Capital			9,000			9,000
Net (Loss)					(153,123)	(153,123)
Balance, April 30, 2005	31,354,400	31,354	450,523	(127,500)	(208,251)	146,126

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity (cont’d)

inception 17-Jul-1998 to 31-Jan-2008

					(Deficit)
					Accumulated
				Stock	During
	Common Stock		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, April 30, 2005	31,354,400	31,354	450,523	(127,500)	(208,251)	146,126
Cash Received for Subscriptions
Receivable				127,500		127,500
Common Stock Issued for Cash at $0.25
In Private Placement	44,000	44	4,956			5,000
Common Stock Issued for Cash at $0.125
In Private Placement	26,400	26	2,974			3,000
Common Stock Issued at $0.001 to
exercise lease agreement	5,500,000	5,500	(500)			5,000
Common Stock Issued for Cash at $0.125
In Private Placement	2,782,450	2,782	313,406			316,188
Common Stock Issued in Reorganization	8,436,541	8,437	(579,732)			(571,295)
Common Stock Issued to Convert Debt at
0.0185 as Agreed in February 2005	22,034,546	22,035	348,546			370,581
Common Stock Issued as Incentive	550,000	550	(50)			500
Common Stock Returned and Cancelled	(550,000)	(550)	50			(500)
Common Stock Issued in Exercise of
Warrants at $0.25	702,900	703	159,047			159,750
Net (Loss)					(418,616)	(418,616)
Balance, April 30, 2006	70,881,237	70,881	699,220	-	(626,867)	143,234
Deposit received on Private Placement				76,000		76,000
Common Stock Issued in Exercise of
Warrants at $0.25	110,000	110	24,890			25,000
Common Stock Issued for Cash at $0.125
In Private Placement	440,000	440	49,560	(50,000)		-
Common Stock Issued for Service at
$0.125 per share	158,400	158	17,842			18,000
Common Stock Issued for Purchase of
fixed asset at $0.075	220,000	220	14,780			15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052			11,216
Common Stock Issued for Services at
$0.075 per share	330,000	330	22,170			22,500
Common Stock Issued to Convert Debt
$0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.075
In Private Placement	3,770,063	3,770	253,280	(163,800)		93,250
Common Stock Issued for Cash at $0.075
For Exploration Rights	1,100,000	1,100	73,900			75,000
Common Stock Issued for Cash at $0.075
For Employee Incentive	275,000	275	18,475			18,750
Common Stock Issued for Cash at $0.125
In Private Placement	2,332,000	2,332	262,668			265,000
Common Stock Issued for Cash at $0.125
In Private Placement	363,440	363	40,937	(41,300)		-
Cash Received for Subscriptions
Receivable				137,800		137,800
Net (Loss)					(714,932)	(714,932)
Balance, April 30, 2007	80,657,967	80,656	1,523,261	(41,300)	(1,341,799)	220,818

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity (cont’d)

inception 17-Jul-1998 to 31-Jan-2008

Balance, April 30, 2007	80,657,967	80,656	1,523,261	(41,300)	(1,341,799)	220,818
Common Stock issued to convert Debt at
$0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.125
In Private Placement	667,040	667	75,133			75,800
Common Stock Issued in Exercise of
Share Purchase Warrants at	2,343,219	2,344	157,421			159,765
Common Stock Issued in Exercise of
Share Purchase Warrants at	654,500	655	118,345			119,000
Common Stock Issued in Exercise of
Share Purchase Warrants at	44,000	44	4,956			5,000
Common Stock Issued for purchase of
asset at $0.125	132,000	132	14,868			15,000
Common Stock recorded to balance w ith
Transfer Agent Records	177,760	178	(178)			-
Common Stock Issued in Exercise of
Share Purchase Warrants at	216,000	216	42,984			43,200
Common Stock Issued for Cash at $0.125
In Private Placement	52,470	53	6,506			6,559
Cash Received for Subscriptions
Receivable				50,300		50,300
Fair value of w arrants issued			414,702			414,702
Common Stock Issued for Cash at $0.20
In Private Placement	2,503,000	2,503	498,097	(160,000)		340,600
Net (Loss)					(1,189,683)	(1,189,683)
Balance, October 31, 2007	87,961,289	$87,961	$2,890,582	$(151,000)	$(2,531,482)	$296,061

On November 18, 2005 the Company had a 2 for 1 forw ard stock splitthat has been retroactively applied to the above schedule.

On July 19, 2007 the Company had an 11 for 10 forw ard stock split that has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Consolidated Statements of Cash Flows

					July 17, 1998
	Nine Months		Three Months		(Inception)
	Ended January 31,		Ended January 31,		to January 31,
	2008	2007	2008	2007	2008
Operating Activities
Net Loss	$(1,609,893)	$(434,722)	$(420,210)	$(93,589)	(2,951,692)
Adjustments to reconcile Net Loss
Loss on Outstanding Warrants	436,738	-	22,036	-	436,738
Stock Issued for Service and Conversion of Debt	35,000	75,500	-	57,500	481,081
Stock Issued to Acquire Mineral Property Lease	-	-	-	-	7,000
Stock Issued to Acquire Exploration Rights	-	-	-	15,000	75,000
Stock Issued to Acquire Fixed Assets	15,000	15,000	-	-	30,000
Stock Issued in Acquisition and Reorganization	-	-	-	-	(571,295)
Contributed Capital	-		-		45,087
Depreciation and Amortization	6,073	840	2,537	270	8,160
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	-	-	-	-	-
(Increase)/Decrease in Prepaid Expenses	11,200	(11,200)	-	(700)	-
Increase/(Decrease) in Accounts Payable	28,691	(9,590)	(17,261)	(52,738)	33,371
Increase/(Decrease) in Accrued Liabilities	-	(15,702)	-	(24,000)	-

Net Cash Used by Operating Activities	(1,077,191)	(379,874)	(412,898)	(98,257)	(2,406,550)

Investment Activities
Acquisition of Mineral Property	-	(3,091)	-	-	(58,091)
Purchase of Equipment	(15,366)	(21,730)	-	(15,000)	(43,048)

Net Cash Used by Investment Activities	(15,366)	(24,821)	-	(15,000)	(101,139)

Financing Activities
Loans / (Repayments) -Related Parties	(63,184)	95,490	(10,184)	2,272
Cash Received from Subscriptions Receivable	116,000	(137,800)	116,000	(163,800)	(35,000)
Proceeds from the Sale of Stock	970,224	343,266	170,000	268,266	2,666,968

Net Cash Provided by Financing Activities	1,023,040	300,956	275,816	106,738	2,631,968

Net Increase / (Decrease) in Cash	(69,517)	(103,739)	(137,082)	(6,519)	124,279
Cash, Beginning of Period	193,796	114,212	261,361	16,992	-
Cash, End of Period	$124,279	$10,473	$124,279	$10,473	$124,279

Cash Paid For:
Interest	$-	$-	$-	$-	$1,070
Income Taxes	$-	$-	$-	$-	$-

Non-cash Activities:
Loss on Outstanding Warrants	$436,738	$-	$22,036	$-	$436,738
Stock Issued for Service and Conversion of Debt	$35,000	$75,500	$-	$57,500	$481,081
Stock Issued to Acquire Mineral Property Lease	$-	$-	$-	$-	$7,000
Stock Issued to Acquire Exploration Rights	$-	$-	$-	$15,000	$75,000
Stock Issued to Acquire Fixed Assets	$15,000	$15,000	$-	$-	$30,000
Stock Issued in Acquisition and Reorganization	$-	$-	$-	$-	$(571,295)
Contributed Capital	$-		$-		$45,087

The accompanying notes are an integral part of these statements

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(January 31, 2008 and April 30, 2007 (Audited))

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
(January 31, 2008 and April 30, 2007 (Audited))

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

Following is a summary of property and equipment October 31, 2007 and April 30, 2007:

	31-Jan-2008	30-Apr-2007

Furniture and Equipment	$6,348	$6,348
Vehicle Purchase	36,700	21,700
Less: Accumulated Depreciation	(8,160)	(2,453)
Property and Equipment, Net	$34,888	$25,595

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	January 31,	April 30,
	2008	2007
Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	($1,609,893)	($714,932)

Denominators for Basic EPS
Weighted average of shares outstanding	85,055,260	65,967,132

Basic Earnings/(Loss) Per Share	($0.02)	($0.01)

Denominators for Diluted EPS
Weighted average of shares outstanding	87,382,763	69,465,032

Diluted Earnings/(Loss) Per Share	($0.02)	($0.01)

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(January 31, 2008 and April 30, 2007 (Audited))

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

NOTE 3. ACQUISITION OF GENERAL GOLD

On January 20, 2006 the Company entered into an agreement, effective March 15, 2006, to acquire all of the issued and outstanding shares and convertible securities of General Gold Corporation (General Gold), an Exploration Stage

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(January 31, 2008 and April 30, 2007 (Audited))

NOTE 3. ACQUISITION OF GENERAL GOLD (cont’d)

Company. This transaction resulted in a change of control and is accounted for as a reverse acquisition with General Metals Corporation as the surviving legal entit y and General Gold the historical accounting company. The Company will operate General Gold as a wholly owned subsidiary.

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

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(January 31, 2008 and April 30, 2007 (Audited))

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, at January 31, 2008 the Company has an accumulated loss of $2,951,692 during its exploration stage. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(January 31, 2008 and April 30, 2007 (Audited))

NOTE 5. GAIN ON FORGIVENESS OF DEBT AND DEBT CONVERSION (cont’d)

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

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(January 31, 2008 and April 30, 2007 (Audited))

NOTE 7. STOCKHOLDERS' EQUITY (cont’d)

Common Stock (cont’d)

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

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(January 31, 2008 and April 30, 2007 (Audited))

NOTE 7. STOCKHOLDERS' EQUITY (cont’d)

Common Stock (cont’d)

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

On December 31, 2007 the Company issued 733,332 common shares from exercised of warrants at $0.07 per share or $50,000

On January 31, 2008 the Company completed a private placement of 800,000 shares of common stock at $0.15 for $120,000 and $35,000 in subscription receivable.

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(January 31, 2008 and April 30, 2007 (Audited))

NOTE 7. STOCKHOLDERS' EQUITY (cont’d)

Warrants

The Company has the following warrants outstanding as of January 31, 2008 and has recorded the cost associated with the issue of the warrants using the Black-Sholes option pricing model with the following results:

			Derivative
Expiration	Exercise		Value of
Date	Price	Shares	Warrants

3/30/2008	$0.0750	250,000	$ 23,355
4/23/2008	$0.1250	1,060,000	60,125
4/30/2008	$0.1250	165,200	17,705
5/31/2008	$0.1250	218,000	32,028
5/31/2008	$0.2500	815,000	86,766
8/31/2008	$0.2500	216,000	10,400
3/15/2009	$0.2600	1,000,000	63,282
10/31/2008	$0.2500	2,503,000	121,041
1/31/2009	$0.2500	100,000	2,755
1/31/2009	$0.2500	700,000	19,281
Total Derivative Cost of Warrants			$ 436,738

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
(January 31, 2008 and April 30, 2007 (Audited))

NOTE 8. PROVISION FOR INCOME TAXES(cont’d)

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

NOTE 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-160 and their effect on the Company.

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

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(January 31, 2008 and April 30, 2007 (Audited))

NOTE 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS(cont’d) Statement No. 156 – Accounting for Servicing of Financial Assets

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

Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). To improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The adoption of this new Statement is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(January 31, 2008 and April 30, 2007 (Audited))

NOTE 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS(cont’d)

Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

The adoption of this new Statement is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141, Business Combinations. This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.

The adoption of this new Statement is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to the noncontrolling or minority interest.

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

Our Current Business

We are a junior mineral resource company engaged in the business of mineral property acquisition and exploitation with a focus on near term production opportunities and growth.

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

The purchase price payable to Gold Range, LLC in consideration for the assignment of the lease was 5,000,000 of our restricted common shares and a 1% net smelter return royalty payable to Gold Range, LLC in addition to other underlying net smelter return requirements.

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

The Independence Mines Property

We currently control a 100% undivided leasehold interest in the Wilson-Independence Gold – Silver Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres. Due diligence completed by our company shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2008.

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

We have the option to purchase the property for $3.0 million within 10 years of the date the lease commenced provided all obligations have been met. To date, we have expended approximately $677,000 on exploration which fulfills the expenditure requirements..

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

The property has been the site of intermittent historic exploration and mining activities since the late 1920s. Past mining operations extracted 65,000 tons of high grade gold and silver ores from the property. The bulk of this activity occurred during two periods, the first from high grade ores shipped for direct smelting during the late 1940s and early 1950s, and a second from 1975 to 1983 when a significant amount of underground development took place, and a mill erected on the property. Production grades have historically been high, with individual samples from stopes reported to contain up to 19,000 ounces of silver, and 64 ounces of gold. During its peak period of production in 1976 the mine shipped up to 1 ton of gold and silver bullion per month.

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

The Wilson-Independence Property covers a mineralized zone on strike with the World Class, Fortitude / Phoenix Gold Skarn Deposit. The property has potential to develop a high grade underground resource in the Antler Sequence, together with a smaller surface / near surface resource in the overlying Pumpernickel Formation. Situated at the intersection of the Battle Mountain-Eureka Gold Trend and the Northern Nevada Rift (Twin Creeks-McCoy lineament), the Independence Project, like Fortitude and Cove/McCoy, is one of a number of Gold Skarns which occur along the Battle Mountain – Eureka and Northern Nevada Rift Zone mineral lineaments.

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

Independence Deep Target

A large body of mineralized material is clearly indicated by previous drilling in the Deep Target. It is likely that proper logging and subsequent geologic modeling has potential to result in the identification of an economic resource. All core, approximately 25,000 feet, is stored on site, and re-logging was completed during the summer of 2006

Mineralization identified in the deep target to date is contained in the lower plate of the Golconda Thrust in rocks of the Battle Mountain and Edna Formations of the Antler Sequence.

Independence Surface/ Shallow Target

The Surface Target consists of both historic mill tailings and oxidized mineralization in the near surface. The tailings consists of roughly 70,000 tons with an additional 60,000 tons of oversize already mined stockpiled material. As part of our Phase I exploration program, we have spent approximately $677,000 on additional drilling and sampling.

Tailings and Dumps Evaluation:

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

Promising surface and near surface mineralization has been identified. The Surface Target contains an oxide target hosted entirely in the Pumpernickel Formation. To date over 130 drill holes and roughly eight (8) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface/ shallow resources has been the lack of drilling information.

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

Plan of Operations

Situated in the Battle Mountain – Cortez gold belt, the Wilson-Independence gold project represents an opportunity for a gold-sliver operation with potential for near surface open pit and deeper high grade underground production. Gold is indicated in three discrete drilled zones with sufficient values and spacing to warrant additional development drilling. Based on drill intercepts and drill hole spacing, we believe there is potential to develop a near surface mineralized deposit with between 3Mt and 5 Mt of material with a grade of 0.03 to 0.05 opt and a deeper deposit containing 5 to 6 Mt of material with grades between 0.27 and 0.35 opt.

We believe that with compilation of the historic data and a small amount of additional field work, a mineralization model can be developed that will enhance target vectors and enable rapid confirmation of gold mineralization. Following data evaluation, we plan a series of staged drill campaigns designed to:

1)

Rapidly evaluate and delineate the near surface deposits with the intent to bring them to a proven and probable reserve/resource, reportable under Industry Guide 7 and to aid in the development of an early production stage.

2)	Identify structures interpreted as mineralized fluid conduits from the lower mineralized zone.

3)	Evaluate and delineate the deep high grade gold potential.

We will begin concurrent environmental baseline studies to facilitate a rapid production track pending a successful conclusion of the drill programs.

2008 Stage 2 Expanded Drilling Program -- Metallurgical Program

During 2008 the Company plans an aggressive and expanded multi-pronged drilling program to evaluate additional target areas at the Independence property. The Company's consultants are currently interpreting data from the 2007 drill program on the Independence Shallow Zone, and making plans for an expanded 2008 Stage 2 drill program.

Independence Shallow Target Area: 3- 5 million tons @ .05 opt gold ( 250,000 oz)

The surface and near surface mineralization contains drill intercepts to 40' @ 0.148 opt gold and several holes have been ended in mineralized material containing in excess of 0.10 opt gold. The surface target contains an oxide target potential in the range of 250,000-300,000 ounces of gold (See Carrington Report). We plan to continue drilling the Independence Mine area from above to establish the feasibility of an open pit mining approach for the remaining mineralized material. There are over 8 miles of underground workings currently developed.

This target area lies completely south of the Canyon Fault, and was the focus of the Company's 2007 drilling campaign., which extended the known mineralization from 1,500' to 2,000' along strike. During 2008 the Company plans to expand upon its 2007 drilling in this area to expand and better define mineralization to a Canadian National Instrument 43-101 compliant resource level. In addition, extensive metallurgical work will be undertaken to determine the best recovery methods for gold and silver.

Five Additional Exploration Targets At Independence: (See attached map)

6600 N
6400 N
6200 N
6000 N
5800 N
5600 N
5400 N
5200 N
5000 N
4800 N
4600 N
4400 N
4200 N
4000 N
3800 N
3600 N
3400 N
3200 N
3000 N
2800 N
2600 N
2400 N
2200 N
2000 N
1800 N
1700 N
1600 N
1400 N
1200 N
1000 N
INDEPENDENCE NORTH TARGET AREA
EAST SIDE TARGET AREA
INDEPENDENCE EXTENSION TARGET AREA
WEST SIDE TARGET AREA
INDEPENDENCE SHALLOW TARGET AREA
SOUTHWEST TARGET AREA
EAST FALUT ZONE TARGET (EFZ) AREA
N

GENERAL METALS CORPORATION

2007 Drill Hole Location & Target Map

of the

Wilson Independence Property, Humboldt County, Nevada

CARRINGTON CONSULTANTS
P.O. Box 325
Virginia City, Nevada 89440
Telephone (775) 847 - 7772

East Fault Zone (EFZ) Target Area

This target area will evaluate projected near surface extensions of deep seated faults projected from the Independence Deep Gold Skarn Target. Developing mineralization in this highly prospective area would increase the near surface potential of the property, and enhance the economic parameters of developing a deep seated high grade gold skarn system.

Independence Extension Target Area

This target area will test projected extensions of the Independence Shallow Target north of the Canyon Fault. Successful drilling in this target area will materially expand the near surface potential of the Property. Recently compiled surface geochemistry suggests this zone has potential to extend mineralization similar to the Independence Shallow zone for up to an additional 1,200 feet to the north of the Canyon fault. Several historical drill holes have intersected mineralized material similar to that of the Independence Shallow Target Zone.

West Side Target Area

This target area is located to the north of the Independence Shallow Target and West of the Independence Extension Target Area. Favorable structural trends project into this target area from the Fortitude and Phoenix deposits. Holes in this area are specifically designed to test high grade mineralization indicated by historic soil geochemistry and drilling. Soil geochemistry has returned values up to 1,750 ppb (0.051 opt Au), while wide spaced historic drilling by Teck-Cominco intersected values in excess of 0.25 opt Au.

East Side Target Area

This target area lies along the eastern portion of the Wilson Independence Property, adjacent to the Giant Phoenix Project Plan of Operation boundary. Widely spaced soil geochemical samples in this area return uniformly high results ranging from 200 to more than 900 ppb gold (the Independence Shallow Target area is defined by a soil geochemical anomaly that ranges from 100 to 190 ppb Au). Historic surface rock chip samples are reported to contain up to 0.2 opt Au (7 ppm).

Surface/Shallow North Target: 3 million tons @ .02 opt gold (60,000 oz)

This target area represents a large low grade target and is actually an extension of the Sunshine deposit, situated on the northern boundary of the Independence Property, which was mined by Battle Mountain Gold in 1995 - 1996. This target, like the Sunshine deposit is hosted in the Independence Stock, an apophisys of the Virgin Stock which is closely associated with the Fortitude - Phoenix deposits. This target area is indicated by multiple widely space drill holes and a consistent +100 ppb soil anomaly.

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

Corporate Development Strategy

We are presently conducting a staged, multi-phase, exploration drilling program to drill test the Independence Target and delineate the extent of mineralization in this target area of the property. The objective to sequentially test, define and delimit the near surface, oxide mineralization in this target which may be amenable to open pit mining and heap leaching, and rapidly evaluate the potential of this target area for near term production. Stage 1of Phase 1 of this program consisted of 32 Reverse Circulation drill holes ranging from 100 to 400 feet in depth and was completed in December 2007.

WILSON INDEPENDENCE MINE
(Modified after Landsdowne Minerals)
3800 N
3600 N
3400 N
3200 N
3000 N
2800 N
2600 N
2400 N
2200 N
2000 N
1800 N
1700 N
1650 N
1600 N
1400 N
1200 N
C(D+980) 0.029 Au; 0.26 Ag
WILSON INDEPENDENCE
MINERALIZED ZONE
1) STRIKES N5W
2) 140 to +150 FEET TRUE WIDTH
3) CONTAINS FRACTURE AND REPLACMENT
CONTROLLED Au - Ag MINERALIZATION
4) SAMPLED STRIKE LENGTH
APPROXIMATELY 1500 FEET
GM-24 (-85)
GM-25 (-45)
GM-26
GM-27
GM-15
LH(D+350) 23' of 0.67 Au
GM-18
GM-16
GM-17
LH(D+175) 23' of 0.878 Au
LH(D+125) 18' of 0.813 Au
UNTESTED PARALLEL
MINERALIZED ZONE
GM-28
DRIFT ROUNDS
143' of 0.127 Au; 2.54 Ag
C(D-60) 75' of 0.158 Au; 4.96 Ag
ONE OF TWO MAIN VEINS
20' WIDE ZONE OF 0.534 Au; 14.89 Ag
C(D-140) 35' of 0.11 Au; 5.34 Ag
GM-13
GM-14
GM-23
GM-22
GM-19
GM-20
GM-21
C(D-375) 100' of 0.031 Au
GM-29
GM-30
C(D-525) 70' of 0.046 Au
N
ALL VALUES IN OUNCES PER TON
GM-11
GM-12
GM-10
GM-9
GM-2
GM-31
GM-4
GM-3
GM-1
GM-5
GM-32
GM-6
GM-7
GM-8
GENERAL METALS CORPORATION

Stage 1 Phase 1 Drilling Results

We have received final assay results for holes GM-1, through 22 excepting hole 18.drilled to test for gold-silver mineralization along the projected southern extension of the Independence fault zone. Drill hole GM-8 is on Section 1400 North and hole GM-7 is on Section 1500 North with holes 1, 2, 3, 5 and 6 forming a "fence" of drill holes along Section 1600 N. Holes 4 and 12 were drilled to test mineralization in the Independence Shallow target on Section 1650 North and holes GM-9, 10 and 11 are on Section 1700 North have been reported and holes GM 19, 20, 21 and 22 are on Section 2200 North. Holes GM 13, and 14 are situated on Section 2400 North, and Holes GM 16 and 17 are situated on Section 2800 North hole GM 15 is on Section 2900 North

The holes drill tested the projected extension of mineralization southerly beyond the Wilson Independence Mine in an area of favorable geology. Mineralization has now been tested across widths from 20 feet to over 200 feet and from surface to depths as great as 350 feet down dip, and remains open in all directions. These holes were also drilled to permit testing of possible cross cutting structures for mineralization

All holes encountered significant oxide mineralization within the targeted zones. All intercepts meet or exceed targeted projections for the Independence Shallow target zone with grades equal to or higher than anticipated over larger than expected intervals. Several mineralized intersections were significantly larger than anticipated, as a result holes GM-13, 14, 16 and 17 bottomed in mineralization.

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

The following table summarizes the information described above:

Drill Hole	Mineralized Intercepts							Gold Equivalent
	From	To	Intercept	Gold oz/t	Gold g/ton	Silver oz/t	Silver g/ton	oz/t Au Equiv.	g/t Au Equiv.
GM-1	50	95	45	0.046	1.431	1.38	42.92	0.072	2.236
GM-2	165	195	30	1.012	0.373	1.37	42.61	0.038	1.172
GM-3	155	210	55.015		0.467	1.03	32.04	0.034	1.067
GM-4	220	270	55	0.013	0.404	0.52	17.72	0.023	0.706
Including	220	245	25	0.020	0.622	0.77	26.14	0.034	1.067
GM-5	150	205	55	0.032	0.995	1.58	49.27	0.062	1.919
Including	160	175	15	0.070	2.177	2.89	89.89	0.124	3.863
GM-6	190	245	55	0.006	0.192	0.32	10.88	0.012	0.377
GM-6	275	305	30	0.017	0.529	0.31	10.70	0.023	0.711
Including	275	290	15	0.026	0.809	0.38	13.17	0.033	1.033
GM-7	140	200	60	0.015	0.467	1.46	50.07	0.042	1.318
Including	170	195	25	0.032	0.995	2.32	79.62	0.076	2.350
GM-8	305	335	30	0.005	0.140	0.32	9.81	0.011	0.330
GM-9	105	225	120	0.007	0.230	0.65	20.32	0.020	0.610
Including	120	160	40	0.014	0.440	1.71	53.07	0.046	1.440
GM-10	10	15	5	0.098	3.050	3.91	121.56	0.171	5.330
GM-10	110	225	115	0.011	0.340	0.65	20.15	0.023	0.720
Including	110	120	10	0.018	0.540	2.55	79.31	0.65	2.030
Also	150	200	50	0.020	0.610	0.86	26.75	0.36	1.110
GM-11	165	245	80	0.006	0.180	0.85	26.38	0.022	0.670
Including	170	195	25	0.032	0.995	2.32	79.62	0.076	2.350
GM-12	15	65	50	0.018	0.560	0.00	0.06	0.018	0.561
Including	35	60	25	0.024	0.746	0.04	1.24	0.025	0.770
GM-12	225	280	55	0.008	0.249	0.50	15.55	0.017	0.540
Including	265	280	15	0.012	0.373	1.17	36.39	0.034	1.056
GM-13	280	350	70	0.021	0.660	0.42	13.11	0.029	0.910
Including	290	315	25	0.041	1.280	0.84	26.13	0.057	1.770
Note GM-13 bottomed in mineralization at 350 Feet

Note: All notations of “t” and “ton” refer to a US “short” ton weighing 2000 pounds. All gold equivalent is calculated at a gold price of $800 (US) and a silver price of $15 per ounce, and does not consider variations which may exist in metallurgical recovery.

Table continues on the next page

Drill Hole	Mineralized Intercepts							Gold Equivalent
	From	To	Intercept	Gold oz/t	Gold g/ton	Silver oz/t	Silver g/ton	oz/t Au Equiv.	g/t Au Equiv.
GM-14	145	300	155	0.007	0.150	0.45	14.15	0.016	0.490
Including	170	195	25	0.018	0.560	1.03	32.04	0.037	1.040
And	235	245	10	0.027	0.840	0.60	18.66	0.038	1.190
Note GM-14 bottomed in mineralization at 300 Feet
GM-15	195	230	35	0.018	0.570	0.43	13.49	0.026	0.820
GM-16	190	300	110	0.005	0.160	0.58	17.98	0.016	0.490
Including	215	260	45	0.035	1.100	1.10	34.21	0.056	1.740
Note GM-16 bottomed in mineralization with 0.065 opt AU equivalent at 300 Feet
GM-17	145	350	205	0.007	0.150	0.45	14.150	0.016	0.490
Including	170	185	15	0.008	0.250	0.73	22.81	0.022	0.680
Also	270	285	15	0.014	0.450	0.47	14.51	0.023	0.720
And	335	350	15	0.018	0.560	4.30	133.75	0.099	3.070
Note GM-17 bottomed in mineralization with 0.022 opt AU equivalent at 350 Feet
GM-19	170	320	150	0.025	0.790	0.67	20.74	0.038	1.180
Including	210	270	60	0.057	1.770	1.43	44.58	0.084	2.610
GM-20	150	165	15	0.004	0.130	0.40	12.44	0.012	0.370
And	190	205	15	0.009	0.270	0.33	10.26	0.015	0.460
GM-21	50	60	10	0.000	0.000	0.60	18.66	0.011	0.350
And	140	150	10	0.008	0.250	0.20	6.22	0.012	0.370
GM-22	305	430	125	0.024	0.760	0.19	5.85	0.028	0.870
Including	315	380	65	0.041	1.270	0.35	10.77	0.047	1.470

Note: All notations of “t” and “ton” refer to a US “short” ton weighing 2000 pounds. All gold equivalent is calculated at a gold price of $800 (US) and a silver price of $15 per ounce, and does not consider variations which may exist in metallurgical recovery.

W
Drill Hole Section 1400 N
E
(With interpreted mineralization and drill hole from Section 1500 N projecte in grey)
GM-8 (-45°, Az 90°, 400 feet)
GM-8 (-45°, Az 90°, 400 feet)
Interpreted Mineralization
GM-7 (-45°, Az N68°E, 300')
Projected ~100' south to section
GM-8 305 - 335 feet
0.005 opt At (0.011 opt Au Equiv.)
Scale (feet)
0
100
200
GENERAL METALS CORPORATION
Looking Northerly
2007 Wilson Independence Phase I Surface Drilling
Wilson Independence Property, Humboldt County, Nevada
CARRINGTON CONSULTANTS

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
Drill Hole Section 1650 N
GM-4 (-45, 300 feet)
GM-12 (-45, 315 feet)
Surface (approx.)
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
Drill Hole Section 1650 N
Looking Northerly
2007 Wilson Independence Phase I Surface Drilling
Wilson Independence Property, Humboldt County, Nevada
R. G. C.
CARRINGTON CONSULTANTS

W
Drill Hole Section 2400 N
E
GM-14
(300' -45°)
GM-13
(350' -45°)
Main Decline
GM-14 175 - 195 feet
.037 opt Au equiv.
1/40 Level
GM-14 235 - 245
feet
0.038 opt Au equiv.
GM-13 290 - 315 feet
0.057 opt Au equiv.
GM-14 145 - 300
feet
0.016 opt Au equiv.
1Level
2 Level
3 Level
4 Level
TD 300'
BOTTOMED IN
MINERALIZATION
GM-13 280- 350 feet
0.029 Au equiv.
Scale (feet)
0
100
200
OPEN
TD 350'
BOTTOMED IN
MINERALIZATION
GENERAL METALS CORPORATION
Section 2400 N
2007 Wilson Independence Phase I Surface Drilling
Looking Northerly
Wilson Independence Property, Humboldt County, Nevada

W
E
Drill Hole Section 2900 N
GM-15 (-45° 300feet)
Mineralization outcropping and in trenches
5,400 ft.
GM-15 200 - 220 feet
.041 opt Au equiv.
GM-15 190 - 230 feet
.026 opt Au equiv.
5,200 ft.
Open
Scale (feet)
0
100
200
GENERAL METALS CORPORATION
Section 2900 North
Looking Northerly
2007 Wilson Independence Phase I Surface Drilling
Wilson Independence Property, Humboldt County, Nevada
R.G.C.
CARRINGTON CONSULTANTS

Evaluation of all available structural, geologic and drill data is underway and required to generate an accurate geologic model for mineralization in the target areas. Work is progressing as follows:

1.	Surface and underground geology be re-mapped in detail, the new data combined with the existing data to form a geologic model for targeting mineralization in the three areas is completed.

2.	Review and sample select portions of the Noranda core in the upper parts of the drill holes within the Independence target.

3.	Based on the results of the above, a two phase drill program to test the drill target model in the Independence and Wilson Deep targets.

a)

Phase 1: A drill program of 60 to 80 RC drill holes of 500’ or less to establish continuity of the near surface Independence mineralization . Stage 1 completed December 2007, Stage 2 commencing March 10 , 2008; and

b)

Phase 2: 20-30 additional RC drill holes of 500’ or less in the Independence target to confirm continuity of the gold mineralization and facilitate resource estimate for both deposits. Target date: August 2008

4.	A shallow 20-30 hole RC drill program be conducted in the North target to test potential for continuity and higher grade gold values. Target date: April 2008.

Program and Budget: Stage 2 Phase 1- Development Drilling and Production Permitting

General Metals has budgeted approximately $2.25 million to carry out Stage 2 Phase 1and Phase 2 of a three-phased drill program on the Wilson-Independence project. Details are as follows:

Data review	$10,000
Surface/subsurface surveying	10,000
Underground mapping and sampling	25,000
Surface mapping and sampling	10,000
Permitting	50,000
Site Construction	75,000
Drilling (RC)	500,000
Sample preparation and analysis	100,000
Supervision	100,000
Supplies	50,000
Field expenses	100,000
Section and map preparation	100,000
Geologic interpretation & modeling	100,000
Report	20,000
Engineering and mine planning	200,000
Pre-construction baseline studies, preliminary permitting	200,000
Reclamation	100,000
Working Capital/Contingency	500,000
Total	$2,250,000

Cash Requirements

For the next 12 months we plan to continue to explore for precious metals on our Independence Mines property in Nevada pursuant to the budgets indicated above. We also plan to advance operational permitting for a 5-6 million ton cyanide heap leach operation to enable early processing of the shallow and near surface mineralized material which contains both gold and silver. The target estimated recoverable material is 235,000 ounces of gold and 2,500,000 ounces of silver from the shallow targets.

We will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our exploration and development program.

Liquidity and Capital Resources

At January 31, 2008, we had working capital of $90,908 compared to a working capital of $137,132 at April 30, 2007.

At January 31, 2008, our total current assets were $124,279, consisting of cash and cash equivalents of $124,279, compared to total current assets of $204,996 at April 30, 2007.

At January 31, 2008, our total current liabilities were $33,3741, compared to total current liabilities of $67,864 at April 30, 2007. Current liabilities at April 30, 2007 included promissory notes to a related party, accounts payable and accrued interest.

At January 31, 2008, we had cash on hand of $124,279 compared to $193,796 at April 30 , 2007.

Three months ended January 31, 2008 compared to three months ended January 31, 2007

As at January 31, 2008, we had $33,371 in current liabilities, and our working capital was $90,908. General and administrative expenses for the three month period ended January 31, 2008 were $203,588 compared to $ 47,168 for the three month period ended January 31, 2007. The increase was due to increased activities of management regarding the expanded exploration and acquisition programs. Exploration and development expenses for the three month period ended January 31, 2008 were $191,872 compared to $879 for the three month period ended January 31, 2007. The increase was due to our phase 1 drilling program during the quarter. The program is schedule to continue into our fourth quarter.

Our financial statements report a net loss of $420,210 for the three month period ended January 31, 2008 compared to a net loss of $93,589 for the three month period ended January 31, 2007. Our accumulated loss increased to $2,951,692 from inception to January 31, 2008. Our losses increased in part as a result of increase in expenses in all categories for the three month period ended January 31, 2008. We realized an overall increase in all expense categories during the three month period ended January 31, 2008 as we were actively involved in the investigation and acquisition of resource properties, as well as exploration and development of the Independence Project, as compared to the three month period ended January 31, 2007.

Nine months ended January 31, 2008 compared to Nine months ended January 31, 2007

As at January 31, 2008, we had $33,371 in current liabilities, and our working capital was $90,908. General and administrative expenses for the nine month period ended January 31, 2008 were $503,812 compared to $242,054 for the nine month period ended January 31, 2007. The increase was due to increased activities of management regarding the expanded exploration and acquisition programs. Exploration and development expenses for the nine month period ended January 31, 2008 were $456,370 compared to $37,454 for the nine month period ended January 31, 2007. The increase was due to the exploration drilling program undertaken on the Independence Project.

Our financial statements report a net loss of $1,609,893 including $426,339 of expenses related to the valuation of the issuance of warrants, for the nine month period ended January 31, 2008 compared to a net loss of $434,722 for the nine month period ended January 31, 2007. Our accumulated loss increased to $2,951,692 from inception to January 31, 2008. Our losses increased in part as a result of increase in expenses in all categories for the nine month period ended January 31, 2008. We realized an overall increase in all expense categories during the nine month period ended January 31, 2008 as we were actively involved in the investigation and acquisition of resource properties, as compared to the nine month period ended January 31, 2007.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our Independence Mines property in Nevada and more recently our acquisition in Ghana. To date, execution of our business plan has largely focused on acquiring prospective leases. We intend to establish a going forward exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending January 31, 2009. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

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

Risks Related To Our Business:

We do not expect positive cash flow from operations in the near term. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business.

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

Item 3.                Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.                Legal Proceedings

We have settled a pending lawsuit commenced by SunTrust Bank, where we were added to the action by defendants Hollywood Honda and Maroone Chevrolet wherein they have sued by a cross claim our company, alleging that we are liable for the debts of Autosmart USA Leasing, Inc., a former subsidiary of our company. Autosmart was an automobile dealer broker that purchased cars from the above dealers to sell to their customers as a broker. The total claimed in the action is approximately $200,000.00. The basis of the alleged claim against our company was that it operated Autosmart for an improper purpose and as the alter ego of the parent who is allegedly then liable. The transactions that the claims are based upon occurred in 2002, far before the commencement of our current business under our current management in March of 2006. We settled this action, with prejudice, based upon a business decision by the Company for $25,000 without admitting any guilt or liability. There are no other legal proceedings either pending or foreseeable.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2007, we received a notice of exercise of 66,667 share purchase warrants at an exercise price of $0.075 per share. In connection with the exercise, we have issued 66,667 common shares to one U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

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
Date: March 12, 2008

By: ./s/ Daniel Forbush
Daniel Forbush, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 12, 2008