Form 10KSB
period 2008-04-30
GENERAL METALS CORP
filed 2008-08-12
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number  000-302301

———————

GENERAL METALS CORPORATION

(Name of small business issuer in its charter)

———————

Delaware	65-0488983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Sierra Rose Drive, Suite 1, Reno, NV	89511
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  775-583-4636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year.  $0.00

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

91,912,218 common shares @ $0.1075(1) = $9,988,063

(1) Average of bid and ask closing prices on July 30, 2008.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

102,256,698 common shares issued and outstanding as of July 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒.

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

Business Development During Last Three Years

We are a junior mineral resource company engaged in the acquisition, exploration, development and mining of gold, silver and other precious and base metal properties.

.Our business office is located at 615 Sierra Rose Drive, Suite 1, Reno, NV 89511. This is our mailing address as well. Our telephone number is 775-583-4636.

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

Our Current Business

We are a junior mineral resource company engaged in the acquisition, exploration, development and mining of gold, silver and other precious and base metal properties.

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

On March 15, 2007, we purchased 100% interest in Mikite Gold Resources ("Mikite"), a Ghanaian corporation with exclusive exploration rights to the 150 square kilometre Nyinahin mining concession near Bibiani, Ghana. Consideration paid was 1,000,000 restricted common shares with 1,000,000 share purchase warrants attached, priced @ $0.26 for a period of 2 years in satisfaction of full and complete payment.

On August 17, 2007, we entered into the First Amendment to the Mining Lease with Independence Gold-Silver Mines, Inc. and added 4 additional mining claims and 2 additional easements which claims and easements are/were included in the property description below. These claims cover the area where the existing cyanide decantation mill and operating facilities are currently sited and the area where the Pioneer haul road to and from the Sunshine pit crosses the Independence claims; specifically, Independence #1, #2, DC#83 and An Old Glory. Our annual lease payments increase by $5,000.00.

On February 29, 2008 we entered into a mining purchase agreement with 635239 B.C. Ltd., wherein we agreed to purchase a 100% interest in certain mineral claims in the Bannockburn Gold Property as well as rights to the Lloyd Patent located in the Madoc Township, Hastings County, Ontario, Canada. On or before March 15, 2008 we notified 635239 B. C. Ltd. of a potential defect in the title to the property and cancelled the agreement after paying the initial non-refundable payment of CDN$15,000.

Nyinahin Mining Concession

Effective March 15, 2007, General Metals completed the acquisition of 100% interest in Mikite Gold Resources ("Mikite"), a Ghanaian corporation with exclusive exploration rights to the Nyinahin Mining Concession near Bibiani, Ghana. The Mineral rights are for gold, diamonds and base metals.

The 150 square kilometer Nyinahin mining concession is located between two geological gold belts, the Bibiani Belt to the west and the Asankrangwa to the east. The property shares borders with several major mining companies, including Newmont Mining, Napoli Gold and Dunkwa Continental Goldfields. The district is home to the famous Ashanti Goldfields-Obuasi Mines and is one of the most active exploratory areas in the world.

A preliminary survey by Geodita Resources LTD, Ghana, indicates that the Nyinahin Concession has significant potential for lode gold mineralization and for recovery of alluvial gold. There are 3 major anomalous zones: Owusbukurom anomaly in the center Ntoboroso anomaly in the southeast and the Krakyekurom anomaly in the southwest. There are 4 known mineralized trends: Baaneekurom-Nyinahin, Ntoboroso, Owusukurom-Adupiri and Krakyekurom-Adupiri. The reconnaissance has also shown several abandoned surface mines that are yet to be investigated due to time and budget constraints of the current owners.

Location and Access

About 80% of the Nyinahin Concession lies to the west of the Offin River within the Ashanti Region of Ghana The property is accessed via the main Kumasi-Bibiani trunk road and is located 48km southwest of Kumsasi and 20km northwest of Bibiani. Adequate ground water appears to be available for diversion for future mining operations. Electrical power is sup[plied by the National Grid and Infrastructure facilities are available within the concession from notable towns which include Nyinahin, Akorabuokurom, Baaneekurom, Nagore and Ntoboroso.

Evidence of past exploration and mining activities exist in the form of pits and adits. There is a strong clustering of artisan pits located along theh Offin River. Three old gold prospects exist on the concession. The first is located about 2.0 km SE of the village of Akorabuokurom and 3km from the village of Otaakurom, the second 1.8km SW of  to the east of the concession, whilst the third is located along the south eastern boundary near the village of Owuokurom. Fragments of phyllite, greywacke and quartz are noted in the spoils of these pits.

A systematic exploration program was initiated in July 2005. The work consisted of active stream sediment sampling and geological mapping. Application to the Minerals Commission in Ghana upgraded this 150 sq. km. Nyhinahin mineral concession from a reconnaissance license to a full prospecting license.

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

The Wilson-Independence project is wholly owned by General Metals through a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement General Metals must expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials prior to September 30, 2010. Through April 30, 2008, we expended approximately $760,000 on exploration which fulfills these expenditure requirements. From May 1, 2008 through July 9, 2008 we expended an additional $332,000 in exploration on the property. In accordance with SEC Industry Guide 7 and Generally Accepted Accounting Principles, until a proven and probable reserve is identified, 100% of all expenditures on the property are expensed in the income statements of the company.

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

The Wilson-Independence Property covers a mineralized zone on strike with the World Class, Fortitude / Phoenix Gold Skarn Deposit. The property has potential to develop a high grade underground resource in the Antler Sequence, together with a shallow, near surface resource in the overlying Pumpernickel Formation. Situated at the intersection of the Battle Mountain-Eureka Gold Trend and the Northern Nevada Rift (Twin Creeks-McCoy lineament), the Independence Project, like Fortitude and Cove/McCoy, is one of a number of Gold Skarns which occur along the Battle Mountain – Eureka and Northern Nevada Rift Zone mineral lineaments.

Mineralized outcrops are common on the property. Many on the southern part of the property have been prospected by shallow prospect shafts, pits and trenches. In addition, over 100 Reverse Circulation and Core holes, and extensive shallow underground mine workings in the Independence Mine indicate wide spread, shallow, near surface mineralization which we feel represents a valid exploration target for potential future surface, bulk mining operations

Historic drilling and underground mine workings indicate wide spread mineralization, both in shallow, near surface, and deep targets. There are presently no identified reserves or resources on the property. We intend to conduct phased exploration programs to evaluate the mineral potential of this property, with the objective of identifying and developing mineral resources and reserves reportable under SEC Industry Guide 7.

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

Independence Surface Tailings and Dumps Evaluation

The Surface Tailings and Dumps consists of both historic mill tailings and oxidized mineralization in the near surface. The tailings consist of roughly 70,000 tons with an additional 60,000 tons of oversize already mined stockpiled material..

We have completed a small characterization drilling program on the tailings. A total of 36 reverse circulation holes were drilled on a nominal 50 spacing, indicating approximately 61,000 tons of material with an average grade of 0.026 opt gold and 0.52 opt silver remain in the tailings. Based on 30 samples collected from the old mill stockpile, potential exists for an estimated 31,600 tons of material grading 0.046 opt Au and 3.39 opt Ag remaining on the property. We spent approximately $150,000 on this program.

Independence Shallow Target

Promising shallow and near surface mineralization has been identified. The Shallow Target contains an oxide target hosted entirely in the Pumpernickel Formation. To date over 130 drill holes and roughly eight (8) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface/ shallow resources has been the lack of drilling information. In addition, review of the work done by those which held interests in the property previously has identified a total of 8 shallow near surface mineralized targets on the property with 4 of those being north of the Canyon Fault and 3 others where no mining has been performed and minimal geologic sampling and drilling work completed. To date, we spent over $1.0 million drilling sampling and evaluating these targets. A report on the detailed review of these targets and the results of the exploration and development program follows in Item 6 Management's Discussion and Analysis or Plan of Operation.

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

Surrounding Land and Mineral Ownership

The Wilson-Independence claims are 100% controlled by us and are completely surrounded by Newmont Mining’s holdings in the Phoenix Project and are an island with legal access.

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

–

drilling, exploration and completion costs for our Independence mine project increase beyond our expectations; or

–

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

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada and the laws of Ghana as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

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

Our constating documents authorize the issuance of 220,000,000 shares of common stock with a par value of $0.001 and 50,000,000 preferred shares with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended April 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 2.

Description of Property.

Our executive and head office is located at 615 Sierra Rose Drive, Suite 1, Reno, NV 89511. We rent this space from The Ribero Companies at a cost of $2,688 per month. We believe our current premises are adequate for our current administrative operations and we do not anticipate that we will require any additional premises in the foreseeable future, until such time as we establish field operations at the Independence mine.

For a description of our mineral properties please see the section entitled “Description of Business”.

Item 3.

Legal Proceedings.

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

Item 4.

Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Shares of our common stock are traded on the OTC Bulletin Board under the symbol “GNMT”. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High Bid($)	Low Bid($)
April 30, 2006	1.08	0.22
July 31, 2006	0.89	0.41
October 31, 2006	0.47	0.12
January 31, 2007	0.21	0.06
April 30, 2007	0.29	0.082
July 31, 2007	0.51	0.20
October 31, 2007	0.23	0.12
January 31, 2008	0.22	0.14
April 30, 2008	0.23	0.09

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of our securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Nevada Agency & Trust Company, 50 West Liberty Street, Suite 880, Reno, NV 89501 (Telephone: 1-775-322 0626; Facsimile: 1-775-322 5623). On July 30, 2008, the shareholders' list of our common shares showed 302 registered shareholders and 102,256,698 shares outstanding.

Dividend Policy

No cash dividends have been paid by our company on our common stock. We anticipate that our company’s future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, the success of business activity, regulatory and corporate law requirements and the general financial condition of our company.

Equity Compensation Plan Information

The Company recently instituted the 2008 Stock Plan to retain the services of valued key employees, directors and consultants of our company and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of our shareholders and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to our consultants. There are 12,500,000 shares authorized to be issued under the plan. As of July 30, 2008 no shares or share options had been issued under the plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2008.

Recent Sales of Unregistered Securities

The table below summarized the issuance of shares during the year ended April 30, 2007

Description	# of shares

Common Stock Issued in Exercise of Warrants at $0.25	110,000
Common Stock Issued for Cash at $0.125 In Private Placement	3,135,440
Common Stock Issued for Service at $0.125 per share	158,400
Common Stock Issued for Purchase of fixed asset at $0.075	220,000
Common Stock Issued for Cash at $0.075	164,495
Common Stock Issued for Services at $0.075 per share	330,000
Common Stock Issued to Convert Debt $0.075 per share	513,333
Common Stock Issued for Cash at $0.075 In Private Placement	3,770,063
Common Stock Issued for Cash at $0.075 For Exploration Rights	1,100,000
Common Stock Issued for Cash at $0.075 For Employee Incentive	275,000
Total	9,776,731

We issued the securities to accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

The table below summarized the issuance of shares during the year ended April 30, 2008

Common Stock Issued for Cash at $0.125 In Private Placement	52,470
Common Stock Issued for Cash at $0.20 In Private Placement	2,503,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.07	733,334
Common Stock Issued for Cash at $0.15 In Private Placement	800,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.068	146,667
Common Stock Issued in Exercise of Share Purchase Warrants at $0.10	110,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	176,000
Common Stock Issued for purchase of asset at $0.15	100,000
Common Stock Issued for services to the advisory board at $0.15	2,000,000
Common Stock Issued for Cash at $0.15 In Private Placement	100,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.075	86,667
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	2,200
Common Stock Issued for Cash at $0.20 In Private Placement	590,000
Common Shares issued for Cash at $0.15 In Private Placement	44,299
Common Stock Issued in Exercise of Share Purchase warrants at $0.068	146,300
Common Stock Issued for services at $0.125	100,000
Common Stock Issued for Cash at $0.20 In Private Placement	100,000
Common Stock Issued for Cash at $0.05 In Private Placement	400,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.05	275,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	29,412
Total	13,065,441

We issued the securities to accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 6.

Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 5 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Nyinahin Mining Concession

Lying in the Ashanti Region of Ghana, the Nyinahin property represents an opportunity to identify gold mineralization that may be structurally controlled which has potential open pit, heap leach production as well as placer production of alluvial gold. The mineralized trends appear to run parallel to NNE to NE structures Therefore, we have developed a program of soil geochemistry analysis and detailed geological mapping including petrographical analysis over the concession. This proposed exploration program totals $286,000 over two years with $100,000 budgeted for gridding, geologic mapping, geophysical survey, trenching and pitting,, crop compensation,consultants and contractors, skilled and unskilled labor, logitistics and equipment, assaying, and overhead during the next 12 months

The Independence Mines Property

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

We believe that with the completed compilation of the historic data and the additional field work recently completed, a mineralization model has been developed which will enhance target vectors and has confirmated the existence gold mineralization. We plan to continue a series of staged drill campaigns designed to:

1)

Rapidly evaluate and delineate the shallow deposits with the intent to bring them to a proven and probable reserve/resource, reportable under Industry Guide 7 and to aid in the permiting and development of an early production model.

2)

Identify structures interpreted as mineralized fluid conduits from the lower mineralized zone.

3)

Evaluate and delineate the deep high grade gold potential.

We began concurrent environmental baseline studies and permitting which will continue during the upcoming year with the goal to begin production as soon as permits will allow.

Fiscal Year 2009 Expanded Drilling Program -- Metallurgical Program

During fiscal year 2009 we plan to conduct an aggressive and expanded multi-pronged drilling program to evaluate additional target areas at the Independence property. Our consultants are constantly interpreting data from the current drill program on the Independence Shallow Target, and expanding drill program identifying additional mineralized material which we expect to eventually include in a proven and probable reserve reportable under Industry Guide 7.

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

This target area lies completely south of the Canyon Fault, and was the focus of the Company's recent drilling campaign, which extended the known mineralization from 1,500' to 2,000' along strike. In the upcoming fiscal year, we plan to expand upon our recennt discovery north of the Canyon Fault by drilling in this area to expand and better define mineralization to a Canadian National Instrument 43-101 compliant resource level. In addition, extensive metallurgical work will be undertaken to determine the best recovery methods for gold and silver.

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

Wilson Independence Property, Humboldt County, Nevada

CARRINGTON CONSULTANTS
P.O. Box 325
Virginia City, Nevada 89440
Telephone (775) 847 - 7772

West Side Target Area

This target area is located to the north of the Independence Shallow Target and West of the Independence Extension Target Area. Favourable structural trends project into this target area from the Fortitude and Phoenix deposits. Holes in this area are specifically designed to test high grade mineralization indicated by historic soil geochemistry and drilling. Soil geochemistry has returned values up to 1,750 ppb (0.051 opt Au), while wide spaced historic drilling by Teck-Cominco intersected values in excess of 0.25 opt Au.

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

Union Pacific, Silver King Mines and Landsdowne Minerals conducted underground exploration programs of consequence. These consisted primarily of channel sampling, and limited long-hole drilling by Union Pacific and Silver King Mines. This underground exploration work is separate and apart from development and production activities conducted by Apco Oil Minerals, Silver King Mines Inc., and United Mining Corp. during the period 1974 through 1987.

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

Corporate Development Strategy

We are presently conducting a staged, multi-phase, exploration drilling program to drill test the Independence Shallow and Independence Extension Targets and delineate the extent of mineralization in these target areas of the property. The objective to sequentially test, define and delimit the near surface, oxide mineralization in these targets which may be amenable to open pit mining and heap leaching, and rapidly evaluate the potential of these target areas for near term production. Stage 1of Phase 1 of this program consisted of 32 Reverse Circulation drill holes ranging from 100 to 400 feet in depth and was completed in December 2007.

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
GM-28
DRIFT ROUNDS 143' of 0.127 Au; 2.54 Ag
C(D-60) 75' of 0.158 Au; 4.96 Ag
ONE OF TWO MAIN VEINS 20' WIDE ZONE OF 0.534 Au; 14.89 Ag
C(D-140) 35' of 0.11 Au; 5.34 Ag
GM-13
GM-14
GM-23
GM-22
GM-19
GM-20
GM-21
C(D-375) 100' of 0.031 Au
GM-29
GM-30
C(D-525) 70' of 0.046 Au
ALL VALUES IN OUNCES PER TON
GM-11
GM-12
GM-10
GM-9
GM-2
GM-31
GM-4
GM-3
GM-1
GM-32
GM-6
GM-7
GM-8
N
GENERAL METALS CORPORATION

Drilling Results by Section

Note: All notations of “t” and “ton” refer to a US “short” ton weighing 2000 pounds. All gold equivalent is calculated at a gold price of US$800 and a silver price of US$15 per ounce, and does not consider variations which may exist in metallurgical recovery.

SECTION 1400N

 Five drill holes have tested the favorable blocky C-1 chert horizon from surface outcrops to a depth of 400 feet. One major mineralized structure was found in GM-35. GM-35 was a vertical drill hole so the exact width of this zone is not known. Significant gold and silver mineralization was found from 200 to 275 feet assaying .020 opt Au and 1.89 opt Ag (.055 opt Au eq.) Two thin mineralized intercepts were found along the contact of the C-1 chert and overlying Slts siltstone in GM-34 and GM-37. GM-8 and GM-36 did not find any significant mineralization.  Additional drilling would be necessary across the zone in GM-35 to delineate any potential resource. The gold-silver zones are completely oxidized.

#	INTERCEPT	THICKNESS	Au(opt)	Au(g/t)	Ag(opt)	Ag(g/t)	Au eq.(opt)
GM-8	305’-335’	30’	.005	.140	.32	9.8	.011
GM-34	90’-105’	15’	.008	.274	.47	16.3	.017
GM-35	200’-275’	75’	.020	.685	1.89	64.7	.055
GM-36	90’-95’	5’	.007	200.83		24.1	023
GN-37	20’-40’	20’	.008	.274	.98	33.5	.026

SECTION 1500N

Two drill holes completed in 2007 intercepted gold-silver mineralization along the favorable basal blocky C-1 chert horizon. Significant silver mineralization was encountered in GM-5 with 55 feet assaying .021 opt Au and 1.25 opt Ag, or .044 opt Au eq. The two intercepts averaged .014 opt Au and .79 opt Ag, or .029 opt Au eq. over 55 feet thick. The mineralized cherts are completely oxidized and open at depth and up section. Based on adjoining sections this gold-silver zone is likely more than 300 feet in length.

#	INTERCEPT	THICKNESS	Au(opt)	Au(g/t)	Ag(opt)	Ag(g/t)	Au eq.(opt)
GM-5	150’-205’	55’	.021	.719	1.25	42.8	.044
GM-6	190’-245’	55’	.006	.205	.32	10.9	.012

SECTION 1600N

Section 1600N has the most significant zones of gold-silver mineralization in the southern mine area. Five drill holes have found the favorable blocky C-1 chert to be completely mineralized along with higher grade zones at the Slts siltstone/upper blocky C-1 contact. It is believed a cross cutting mineralized NE or NW fault is responsible for the width of mineralization encountered. The gold-silver zone is at least 400 feet long, averaging 105 feet thick grading .019 opt Au, .82 opt Ag, or .034 opt eq. Au  The zone is completely oxidized and open at depth.

#	INTERCEPT	THICKNESS	Au(opt)	Au(g/t)	Ag(opt)	Ag(g/t)	Au eq.(opt)
GM-1	50’-95’	45’	.046	1.580	1.15	39.5	.068
GM-3	110’-155’	45’	.005	.171	.30	10.1	.011
GM-3	155’-210’	55’	.015	.514	1.03	35.3	.034
GM-3	110’-210’	100’	.011	.360	.70	24.0	.024
GM-31	190’-230’	40’	.008	.274	.22	7.5	.012
GM-31	230’-360’	130’	.036	1.230	1.35	46.3	.061
GM-31	190’-360’	170’	.029	.993	1.08	37.1	.049
GM-38	15’-35’	20’	.021	.719	1.45	49.6	.048
GM-39	200’-325’	125’	.010	.342	.66	22.6	.022
GM-39	135’-325’	190’	.008	.274	.51	17.5	.018

SECTION 1700N

Four drill holes completed in 2007 intercepted the continuous zone of gold-silver mineralization in the lower and basal blocky C-1 chert horizon. Mineralization continues to show very strong silver values in the .75 to 1.70 opt range. The average thickness of the four intercepts was 60 feet grading .011 opt Au, 1.00 opt Ag, or .030 opt Au eq.  Mineralization is completely oxidized. The four holes clearly define a zone at least 270 feet in length with mineralization open at depth and towards the surface outcrops of altered C-1 cherts.

#	INTERCEPT	THICKNESS	Au(opt)	Au(g/t)	Ag(opt)	Ag(g/t)	Au eq.(opt)
GM-9	120’-160’	40’	.016	.548	1.71	58.5	.048
GM-10	150’-200’	50’	.006	.205	1.00	34.2	.039
GM-11	165’-245’	80’	.006	.205	.85	29.1	.022
GM-12	215’-280’	65’	.008	.274	.75	19.3	.022

SECTION 1800N

Three drill holes continue to show continuous gold mineralization in the favourable blocky C-1 chert horizon along Section 1800N. Intercepts from drill hole GM-40, 41, 42 averaged 55 feet thick grading .018 opt Au, .50 opt Ag, or .027 opt Au eq. The three holes have defined a gold zone 350 feet in length with thicknesses up to 90 feet in section. The mineralized zone is completely oxidized and open at depth.

#	INTERCEPT	THICKNESS	Au(opt)	Au(g/t)	Ag(opt)	Ag(g/t)	Au eq. (opt)
GM-40	125’-165’	40’	.017	.582	.97	33.2	.035
GM-41	225’-295’	70’	.006	.205	.38	13.0	.013
GM-42	305’-395’	90’	.008	.274	.36	12.3	.015
GM-45	120’-145’	25’	.012	.411	.39	13.4	.019
GM-45	gold intercept is in the lower C-2 unit

SECTION 2000N

All four drill holes along section 2000N intercepted significant gold-silver mineralization within the favourable blocky C-1 chert horizons. The mineralized zone averaged 83 feet thick grading .031 opt Au eq. (.014 opt Au .923 opt Ag). In cross section the gold-silver zone is at least 460 feet in length, completely oxidized and open at depth.

#	INTERCEPT	THICKNESS	Au(opt)	Au(g/t)	Ag(opt)	Ag(g/t)	Au eq. (opt)
GM-29	170’-270’	100’	.009	.308	.93	31.8	.026
GM-30	5’-45’	40’	.019	.651	.78	26.7	.034
GM-43	320’-395’	75’	.018	.616	.84	28.8	.034
GM-43	395’-450’	55’	.012	.411	.40	13.7	.020
GM-46	125’-150’	25’	.035	1.200	2.10	71.9	.074
GM-46	170’-260’	90’	.008	.274	.76	26.0	.022

The deeper intercept in GM-43 (395’-450’) is in the lower C-2 chert section and was not included in the mineralized zone average calculations.

SECTION 2200N

Strong gold-silver mineralization was discovered in three of the five holes completed in the 2007 program. The average thickness and grade of the three drill intercepts in GM-19, 20, and 22 was 102 feet @ .022 opt Au, .64 opt Ag, or .034 opt Au eq. These three holes have delineated a mineralized body approximately 400 feet in length occurring in the favorable blocky C-1 chert horizon. The gold-silver zone was completely oxidized. Two small mine workings were encountered in GM-19 and this hole can be seen in the underground workings.

#	INTERCEPT	THICKNESS	Au(opt)	Au(g/t)	Ag(opt)	Ag(g/t)	Au eq.(opt)
GM-19	200’-320’	120’	.030	1.030	.98	33.6	.048
GM-20	140’-220’	80’	.005	.171	.44	15.1	.013
GM-20	235’-255’	20’	.006	.205	.30	10.3	.012
GM-21	140’-160’	20’	.006	.205	.32	11.0	.012
GM-22	315’-430’	115’	.026	.890	.49	16.8	.035
GM-23	505’-520’	15’	.014	.480	.04	1.4	.015

SECTION 2400N

Drilling continued to define significant gold-silver mineralization in the favourable blocky C-1 chert horizon. Three drill holes have been completed. GM-13 intercepted 60 feet grading .024 opt Au, .84 opt Ag at the bottom of the hole. The favourable lower and basal blocky units of the C-1 section have not been tested. The averaged thickness and grade encountered in the three drill holes is 90 feet @ .014 opt Au, .60 opt Ag, or .025 opt Au eq.  These three holes have partially defined a gold-silver zone at least 300 feet in length. The mineralized zone is completely oxidized and remains open at depth, beneath GM-13, and up-dip towards the surface outcrops of altered C-1 cherts. Additional drilling is planned on this section along with re-drilling of GM-13.

#	INTERCEPT	THICKNESS	Au(opt)	Au(g/t)	Ag(opt)	Ag(g/t)	Au eq.(opt)
GM-13	290’-350’	60’	.024	.822	.84	28.8	.040
GM-14	170’-265’	95’	.010	.342	.45	15.4	.018
GM-48	225’-340	115’	.011	.377	.60	20.6	.022

SECTION 2550N

Three drill holes continue to encounter very persistent gold-silver mineralization along the favourable blocky C-1 chert. The mineralized zone averaged 100 feet thick grading .012 opt Au, .54 opt Ag, or .022 opt Au eq. Drilling has partially defined a gold-silver zone more than 400 feet in length as the zone is both open at depth and up-dip to surface outcrops of altered C-1 cherts. Mineralization is completely oxidized.

#	INTERCEPT	THICKNESS	Au(opt)	Au(g/t)	Ag(opt)	Ag(g/t)	Au eq.(opt)
GM-28	205’-305’	100’	.010	.342	.47	16.1	.019
GM-47	295’-425’	130’	.015	.514	.66	22.6	.027
GM-49	130’-200’	70’	.010	.342	.44	15.1	.022

SECTION 2800N

Due to extremely poor ground conditions and mine workings the favourable blocky C-1 chert horizons were not adequately tested. Both drill holes GM-16 and GM-18 were lost in well-mineralized chert. GM-16 bottomed in .056 opt Au, .46 opt Ag and GM-18 bottomed in 40 feet of .010 opt Au, .63 opt Ag. The lower and basal chert members have not been tested. Additional drilling is necessary to be able to use this section for any resource calculations.

#	INTERCEPT	THICKNESS	Au(opt)	Au(g/t)	Ag(opt)	Ag(g/t)	Au eq.(opt)
GM-16	190’-220’	30’	.007	.240	.57	19.5	.018
GM-16	220’-250’	Mine workings no samples recovered
GM-16	250’-300’	50’	.019	.650	.27	9.2	.024
GM-17	215’-300’	85’	.007	.240	.27	9.2	.012
GM-18	360’-400’	40’	.010	.342	.63	21.6	.022

SECTION 3000N

Gold-silver mineralization is increasing in thickness probably due to the influence of structural preparation by the cross-cutting Canyon fault zone within the favourable blocky C-1 chert horizons. Drill holes completed to date averaged 120 feet thick with a grade of .022 opt Au, .48 opt Ag, or .031 opt Au eq.  Major mine workings were encountered in GM-51 and 40 feet of sampling was lost. The four drill holes have outlined a gold-silver zone at least 600 feet in length that remains open at depth. All of the gold-silver mineralization is oxidized except for the bottom 30 feet in GM-50, where a qtz-cpy-py-galena stockwork was encountered.

#	INTERCEPT	THICKNESS	Au(opt)	Au(g/t)	Ag(opt)	Ag(g/t)	Au eq.(opt)
GM-26	225’-375’	150’	.021	.719	.50	17.1	.030
GM-27	75’-160’	85’	.009	.308	.73	25.0	.023
GM-50	365’-475’	110’	.042	1.440	.36	12.3	.049
GM-51	190’-210’	30’	.008	.274	.40	13.7	.016
GM-51	210’-250’	Mine workings no sample recovered
GM-51	250’-325’	75’	.013	.445	.37	12.7	.020

SECTION 3200N

Drill holes along this section have returned the largest mineralized intercepts along with the highest gold-silver grades found between sections 1400N-3450N. Gold-silver mineralization continues to occur in the favourable blocky C-1 chert horizon with mineralization extending down into the underlying C-2 chert section. The average thickness and grade of the three holes drilled is 205 feet @ .019 opt Au, .60 opt Ag, or .030 opt Au eq. A potential significant high grade zone was encountered in the hanging-wall of the upper blocky C-1 chert in drill hole GM-52. A 35 foot zone of intensely oxidized silicified chert was found between 70 to 105 feet that assayed .065 opt Au and 29.7 opt Ag (.622 opt Au eq.). One 5-foot interval (90’-95’) assayed .311 opt Au and 200.5 opt Ag. In section 3000N (GM-51) and 2800N (GM-16) this high grade section is mined out. Mine workings were encountered deeper in all three holes where high grade material has been mined out. The high grade in GM-52 is open at depth and to the north. The three drill holes have partially defined a gold-silver zone at least 410 feet in length that remains open at depth. The intercept in GM-53 is the surface outcrop of the main Wilson-Independence gold-silver zone. All the mineralization is oxidized except for the bottom 55 feet in GM-24, which is pyrite-bearing C-2 chert.

#	INTERCEPT	THICKNESS	Au(opt)	Au(g/t)	Ag(opt)	Ag(g/t)	Au eq.(opt)
GM-24	25’-285’	260’	.020	.685	.22	7.5	.023
GM-52	70’-105’	35’	.065	2.220	29.70	1017	.622
GM-52	105’-150’	45’	.003	.103	.11	3.8	.005
GM-52	150’-170’	Mine workings no samples recovered
GM-52	170’-300’	130’	.017	.582	.34	10.6	.023
GM-52	70’-300’	230’	.017	.582	1.04	35.6	.037
Note: The 200.5 opt Ag was cut to 10 opt Ag for averaging calculations
GM-53	0’-125’	125’	.019	.651	.58	19.9	.030

Evaluation of all available structural, geologic and drill data required to generate an accurate geologic model for mineralization in the target areas is completed  To date , we completed 64 drill holes  Based on these results we are redesigning the drilling program to delineate a much larger target. Also the permitting has begun and we expect to expedite this process as another result of the successful drilling program.

Program and Budget: Development Drilling and Production Permitting Fiscal Year 2008

We have budgeted approximately $2.5 million to carry out our next program for development of a open pit heap leach operation on the Wilson-Independence project. Details are as follows:

Permitting	$100,000
Site Construction	75,000
Drilling (RC)	575,000
Sample preparation and analysis	200,000
Supervision	100,000
Supplies	50,000
Field expenses	100,000
Section and map preparation	100,000
Geologic interpretation & modeling	100,000
Report	100,000
Engineering and mine planning	200,000
Pre-construction baseline studies, preliminary permitting	200,000
Reclamation	100,000
Working Capital/Contingency	500,000
Total	$2,500,000

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

We will require additional funds to implement our exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our permitting and development program.

Liquidity and Capital Resources

At April 30, 2008, we had working capital of $(100,086) compared to a working capital of $125,932 at April 30, 2007.

At April 30, 2008, our total current assets were $17,900, consisting of cash and cash equivalents of $17,600, compared to total current assets of $204,996 at April 30, 2007.

At April 30, 2008, our total current liabilities were $117,686, compared to total current liabilities of $67,864 at April 30, 2007. Current liabilities consisted of accounts payable at April 30, 2008  At April 30, 2008, we had cash on hand of $17,600 compared to $193,796 at April 30, 2007.

Year ended April 30, 2008 compared to year ended April 30, 2007

As at April 30, 2008, we had $117,686 in current liabilities, and our working capital was $(100,086). General and administrative expenses for the year ended April 30, 2008 were $658,221 compared to $ 378,591 for the year ended April 30, 2007. The increase was due to increased activities of management regarding the expanded exploration and acquisition programs as well as the costs associated with warrant and stock grants. Exploration and development expenses for the year ended April 30, 2008 were $567,127compared to $128,004 for the year ended April 30, 2007. The increase was due to our phase 1 drilling program during the year. In accordance with SEC Industry Guide 7 and Generally Accepted Accounting Principles, until a proven and probable reserve is identified, 100% of all expenditures on the property are expensed in the income statements of the company.

Our financial statements report a net loss of $2,449,828 for the year ended April 30, 2008 compared to a net loss of $714,932 for the year ended April 30, 2007. Our accumulated loss increased to $3,775,949 from inception to April 30, 2008. We realized an overall increase in all expense categories during the year ended April 30, 2008 as we were actively involved in the investigation and acquisition of resource properties, as well as exploration and development of the Independence Project, as compared to the year ended April 30, 2007.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our Independence Mines property in Nevada and in Ghana. To date, execution of our business plan has largely focused on acquiring prospective leases and drilling and assaying on the Independence project

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending April 30, 2009. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

Employees

Currently we have four employees that assist our directors, officers and advisory board members. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment or independent contractors as needed. However, if we are successful in our development plans we may retain additional employees or independent contractors.

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

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

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

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of General Metals Corporation and Subsidiaries (An Exploration Stage Company) as of April 30 2008 and April 30 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended April 30 2008 and April 30 2007 and since inception on July 17, 1998 through April 30 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Metals Corporation and Subsidiaries (An Exploration Stage Company) as of April 30 2008 and April 30 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended April 30 2008 and April 30 2007 and since inception on July 17, 1998 through April 30 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $3,775,949, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

July 30, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Balance Sheets

	April 30, 2008	April 30, 2007

ASSETS

Current Assets
Cash and Cash Equivalents	$17,600	$193,796
Prepaid Expenses	300	11,200

Total Current Assets	17,900	204,996

Fixed Assets
Mineral Property	58,091	58,091
Investment in General Copper	17,500
Property and Equipment, net	32,164	25,595

Total Fixed Assets	107,755	83,686

Total Assets	$125,655	$288,682

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$117,686	$4,680
Notes Payable - Related Party		63,184

Total Liabilities	117,686	67,864

Stockholders' Equity
Preferred Stock, authorized 50,000,000shares, par value $0.001, zero issued and outstanding	—	—
Common Stock, authorized 220,000,000 shares, par value $0.001, issued and outstanding on April 30, 2008 and 2007 is 93,901,168 and 80,657,967 respectively	93,902	80,656

Additional Paid-in Capital	3,711,194	1,523,261
Subscriptions (Receivable)/Cash Receipts	(5,500)	(41,300)
Accumulated (Deficit) during Exploration Stage	(3,791,627)	(1,341,799)

Total Stockholders' Equity	7,969	220,818

Total Liabilities and Stockholders' Equity	$125,655	$288,682

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Operations

			July 17, 1998
			(Inception)
	Year Ended April 30,		to April 30,
	2008	2007	2008
Revenue	$—	$—	$—

Operating Expenses
Depreciation and Amortization	6,431	2,170	10,884
General and Administrative	658,221	378,591	1,370,131
Management and Consulting	529,223	178,693	1,066,908
Exploration and Development	567,127	128,004	771,424
Professional Fees	117,616	27,474	228,844

Total Expenses	1,878,618	714,932	3,448,191

(Loss) from Operations	(1,878,618)	(714,932)	(3,448,191)

Other Income (Expenses)
Easement Income	2,500		2,500

Extraordinary Gain/(Loss)
Gain on Sale of Fixed Assets	—	—	243,452
Loss on Derivatives	(573,710)	—	(573,710)

Net Income/(Loss) before income taxes	(2,449,828)	(714,932)	(3,775,949)

Provision for Income Taxes	—	—	—

Net (Loss)	$(2,449,828)	$(714,932)	$(3,775,949)

Basic (Loss) per Share	$(0.03)	$(0.01)

Weighted Average Number of Common Shares	87,073,295	65,967,132

Diluted (Loss) per Share	$(0.03)	$(0.01)

Weighted Average Number of Common Shares	89,864,326	69,465,032

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Equity

inception 17-Jul-1998 to 30-Apr-2008

					Accumulated
					(Deficit)
				Stock	During
	Common Stock		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, July 17, 1998 (Inception)	—	$—	$—	$—	—	$—
Common Stock Issued to Founders for Organizational Costs	5,500,000	5,500	(5,000)			500
Contributed Capital			87			87
Common Stock Issued for Acquisition Of License	22,000,000	22,000	(20,000)			2,000
Net (Loss)					(587)	(587)
Balance, April 30, 1999	27,500,000	27,500	(24,913)	—	(587)	2,000
Net (Loss)					(2,000)	(2,000)
Balance, April 30, 2000	27,500,000	27,500	(24,913)	—	(2,587)	—
Contributed Capital			9,000			9,000
Net (Loss)					(14,977)	(14,977)
Balance, April 30, 2001	27,500,000	27,500	(15,913)	—	(17,564)	(5,977)
Contributed Capital			9,000			9,000
Net (Loss)					(16,657)	(16,657)
Balance, April 30, 2002	27,500,000	27,500	(6,913)	—	(34,221)	(13,634)
Contributed Capital			9,000			9,000
Net (Loss)					(21)	(21)
Balance, April 30, 2003	27,500,000	27,500	2,087	—	(34,242)	(4,655)
Contributed Capital			9,000			9,000
Net (Loss)					(20,886)	(20,886)
Balance, April 30, 2004	27,500,000	27,500	11,087	—	(55,128)	(16,541)
Common Stock Issued for Cash at $ 0.125, net of $3,710 Offering Costs	3,854,400	3,854	430,436	(127,500)		306,790
Contributed Capital			9,000			9,000
Net (Loss)					(153,123)	(153,123)
Balance, April 30, 2005	31,354,400	31,354	450,523	(127,500)	(208,251)	146,126
Cash Received for Subscriptions Receivable				127,500		127,500
Common Stock Issued for Cash at $0.25 In Private Placement	44,000	44	4,956			5,000
Common Stock Issued for Cash at $0.125 In Private Placement	26,400	26	2,974			3,000
Common Stock Issued at $0.001 to exercise lease agreement	5,500,000	5,500	(500)			5,000
Common Stock Issued for Cash at $0.125 In Private Placement	2,782,450	2,782	313,406			316,188
Common Stock Issued in Reorganization	8,436,541	8,437	(579,732)			(571,295)
Common Stock Issued to Convert Debt at 0.0185 as Agreed in February 2005	22,034,546	22,035	348,546			370,581
Common Stock Issued as Incentive	550,000	550	(50)			500
Common Stock Returned and Cancelled	(550,000)	(550)	50			(500)
Common Stock Issued in Exercise of Warrants at $0.25	702,900	703	159,047			159,750
Net (Loss)					(418,616)	(418,616)
Balance, April 30, 2006	70,881,237	70,881	699,220	—	(626,867)	143,234

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Equity (cont’d)

inception 17-Jul-1998 to 30-Apr-2008

					Accumulated
					(Deficit)
				Stock	During
	Common Stock		Paid in	Subscription	Exploration	Total
	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, April 30, 2006	70,881,237	70,881	699,220	—	(626,867)	143,234

Deposit received on Private Placement				76,000		76,000
Common Stock Issued in Exercise of Warrants at $0.25	110,000	110	24,890			25,000
Common Stock Issued for Cash at $0.125 In Private Placement	440,000	440	49,560	(50,000)		—
Common Stock Issued for Service at $0.125 per share	158,400	158	17,842			18,000
Common Stock Issued for Purchase of fixed asset at $0.075	220,000	220	14,780			15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052			11,216
Common Stock Issued for Services at $0.075 per share	330,000	330	22,170			22,500
Common Stock Issued to Convert Debt $0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.075 In Private Placement	3,770,063	3,770	253,280	(163,800)		93,250
Common Stock Issued for Cash at $0.075 For Exploration Rights	1,100,000	1,100	73,900			75,000
Common Stock Issued for Cash at $0.075 For Employee Incentive	275,000	275	18,475			18,750
Common Stock Issued for Cash at $0.125 In Private Placement	2,332,000	2,332	262,668			265,000
Common Stock Issued for Cash at $0.125 In Private Placement	363,440	363	40,937	(41,300)		—
Cash Received for Subscriptions Receivable				137,800		137,800
Net (Loss)					(714,932)	(714,932)
Balance, April 30, 2007	80,657,968	80,656	1,523,261	(41,300)	(1,341,799)	220,818

Common Stock issued to convert Debt at $0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.125 In Private Placement	667,040	667	75,133			75,800
Common Stock Issued in Exercise of Share Purchase Warrants at $0.075	2,343,219	2,344	157,421			159,765
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	654,500	655	118,345			119,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.125	44,000	44	4,956			5,000
Common Stock Issued for purchase of asset at $0.125	132,000	132	14,868			15,000
Common Stock recorded to balance with Transfer Agent Records	177,760	178	(178)			—
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	216,000	216	42,984			43,200
Common Stock Issued for Cash at $0.125 In Private Placement	52,470	53	6,506			6,559

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Equity (cont’d)

inception 17-Jul-1998 to 30-Apr-2008

					Accumulated
					(Deficit)
				Stock	During
	Common Stock		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	(Receivable)	Stage	Equity

Cash Received for Subscriptions Receivable				50,300		50,300
Common Stock Issued for Cash at $0.20 In Private Placement	2,503,000	2,503	498,097	(160,000)		340,600
Common Stock Issued in Exercise of Share Purchase Warrants at $0.07	733,334	733	49,267			50,000
Common Stock Issued for Cash at $0.15 In Private Placement	800,000	800	119,200	(35,000)		85,000
Cash Received for Subscriptions Receivable				151,000		151,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.068	146,667	147	9,853			10,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.10	110,000	110	7,390			7,500
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	176,000	176	19,824			20,000
Common Stock Issued for purchase of asset at $0.15	100,000	100	14,900			15,000
Common Stock Issued for services to the advisory board at $0.15	2,000,000	2,000	298,000			300,000
Common Stock Issued for Cash at $0.15 In Private Placement	100,000	100	14,900			15,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.075	86,667	87	8,913	(9,000)		—
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	2,200	2	248			250
Common Stock Issued for Cash at $0.20 In Private Placement	590,000	590	58,410			59,000
Common Shares issued for Cash at $0.15 In Private Placement	44,299	44	6,601			6,645
Common Stock Issued in Exercise of Share Purchase warrants at $0.068	146,300	147	9,853			10,000
Common Stock Issued for services at $0.125	100,000	100	12,400			12,500
Common Stock Issued for Cash at $0.20 In Private Placement	100,000	100	9,900			10,000
Common Stock Issued for Cash at $0.05 In Private Placement	400,000	400	19,600			20,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.05	275,000	275	13,475			13,750
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	29,412	30	2,470			2,500
Cash Received for Subscriptions Receivable				38,500		38,500
Fair value of warrants issued			560,110			560,110
Net (Loss)					(2,449,828)	(2,449,828)
Balance, April 30, 2008	93,901,168	$93,902	$3,711,194	$(5,500)	$(3,791,627)	$7,969

On November 18, 2005 the Company had a 2 for 1 forward stock split that has been retroactively applied to the above schedule.

On July 19, 2007 the Company had an 11 for 10 forward stock split that has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			July 17, 1998
			(Inception)
	Year Ended April 30,		to April 30,
	2008	2007	2008
Operating Activities
Net Loss	$(2,449,828)	$(714,932)	(3,775,949)
Adjustments to reconcile Net Loss
Outstanding Warrants	560,110	—	560,110
Stock Issued for Service and Conversion of Debt	347,500	94,250	812,831
Stock Issued to Acquire Mineral Property Lease	—	—	7,000
Stock Issued to Acquire Exploration Rights	—	75,000	75,000
Stock Issued to Acquire Fixed Assets	30,000	15,000	45,000
Stock Issued in Acquisition and Reorganization	—	—	(571,295)
Contributed Capital	—	—	45,087
Depreciation and Amortization	6,431	1,360	10,884
Changes in Operating Assets and Liabilities		—
(Increase)/Decrease in Prepaid Expenses	10,900	(11,200)	(300)
Increase/(Decrease) in Accounts Payable	113,006	(9,590)	117,686
Increase/(Decrease) in Accrued Liabilities	—	(15,702)	—

Net Cash Used by Operating Activities	(1,381,881)	(565,814)	(2,673,946)

Investment Activities
Acquisition of Mineral Property	—	(3,091)	(58,091)
Investment in General Copper	(17,500)		(17,500)
Purchase of Equipment	(13,000)	(20,890)	(43,048)

Net Cash Used by Investment Activities	(30,500)	(23,981)	(118,639)

Financing Activities
Loans / (Repayments) -Related Parties	(63,184)	61,113	—
Cash Received from Subscriptions Receivable	35,800		(5,500)
Proceeds from the Sale of Stock	1,263,569	608,266	2,831,363

Net Cash Provided by Financing Activities	1,236,185	669,379	2,825,863

Net Increase / (Decrease) in Cash	(176,196)	79,584	33,278
Cash, Beginning of Period	193,796	114,212	—
Cash, End of Period	$17,600	$193,796	$33,278

Cash Paid For:
Interest	$—	$—	$1,070
Income Taxes	$—	$—	$—

Non-cash Activities:
Loss on Outstanding Warrants	$560,110	$—	$560,110
Stock Issued for Service and Conversion of Debt	$347,500	$94,250	$812,831
Stock Issued to Acquire Mineral Property Lease	$—	$—	$7,000
Stock Issued to Acquire Exploration Rights	$—	$75,000	$75,000
Stock Issued to Acquire Fixed Assets	$30,000	$15,000	$45,000
Stock Issued in Acquisition and Reorganization	$—	$—	$(571,295)
Contributed Capital	$—	$—	$45,087
Depreciation and Amortization	$6,431	$1,360	$10,884

The accompanying notes are an integral part of these statements

General Metals Corporation

And Subsidiaries

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements

(April 31, 2008 and April 30, 2007)

NOTE 1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

1.

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

Through the acquisition of General Gold the Company is now an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. General Gold entered into the mining exploration business by executing an agreement dated November 14, 2004, to acquire substantially all of the assets related to the Independence mining claims in Lander County, Nevada (See “Note 8 Mineral Properties” for details). The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

2.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company operates on an April 30 fiscal year end.

For accounting purposes, the acquisition of General Gold has been treated as a reverse acquisition. Accordingly, the consolidated financial statements, statements of operations, statement of stockholders’ deficit and statements of cash flows reflect the results of operations and cash flows of General Gold for the period from its inception on July 17, 1998 to January 31, 2006 and consolidated with those of General Metals from acquisition on March 15, 2006 to April 30, 2008.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of General Metals Corporation and its wholly owned subsidiary, General Gold Corporation. Collectively, they are referred herein as the Company. All inter-company balances and transactions have been eliminated on consolidation.

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

Following is a summary of property and equipment April 30, 2007 and April 30, 2007:

	31-Jan-2008	30-Apr-2007
Furniture and Equipment	$6,348	$6,348
Vehicle Purchase	36,700	21,700
Less: Accumulated Depreciation	(10,884)	(2,453)
Property and Equipment, Net	$32,164	$25,595

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	April 30, 2008	April 30, 2007
Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	$(1,860,440)	$(714,932)
Denominators for Basic EPS
Weighted average of shares outstanding	87,073,295	65,967,132
Basic Earnings/(Loss) Per Share	$(0.03)	$(0.01)

Denominators for Diluted EPS
Weighted average of shares outstanding	89,864,326	69,465,032
Diluted Earnings/(Loss) Per Share	$(0.03)	$(0.01)

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

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, at April 30, 2008 the Company has an accumulated loss of $3,775,949 during its exploration stage. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

(a)

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

NOTE 4.

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

NOTE 5.

RELATED PARTY TRANSACTIONS

The President and CEO provided financing to the company in the form of demand notes with no fixed or determinable repayment dates. The amounts are recorded as current liabilities with the balance as of April 30, 2008 and April 30, 2007 of $0.00 and $63,184 respectively.

NOTE 6.

STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share. As of April 30, 2008 no preferred stock is issued and outstanding

Common Stock

The Company is authorized to issue 220,000,000 common shares with a par value of $0.001 per share.

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

On December 31, 2007 the Company issued 733,334 common shares from exercised of warrants at $0.07 per share or $50,000

On January 31, 2008 the Company completed a private placement of 800,000 shares of common stock at $0.15 for $120,000 and $35,000 in subscription receivable.

During February 2008 the Company issued 146,667 common shares from the exercise of warrants at $0.068 per share or $10,000 and 110,000 common shares from the exercise of warrants at $0.10 per share or $7,500.

During March 2008 the Company issued 176,000 common shares from the exercise of warrants at $0.114 per share or $20,000; 100,000 common shares for the purchase of assets at $0.15 per share; 2,000,000 common shares for services from the advisory board at $0.15 per share; 100,000 common shares in a private placement at $0.15 per share or $15,000; 86,667 common shares from the exercise of warrants at $0.075 per share; 2,200 common shares from the exercise of warrants at $0.114 per share or $250; 590,000 commons shares in a private placement at $0.20 per share or $59,000 and 44,299 common shares in a private placement at $0.15 per share.

During April 2008 the Company issued 146,300 common shares from the exercise of warrants at $0.068 per share or $10,000; 100,000 common shares for services at $0.125 per share; 100,000 common shares in a private placement at $0.20 per share or $10,000; 400,000 common shares in a private placement at $0.05 per share; 275,000 common shares from the exercise of warrants at $0.05 per share and 29,412 common shares from the exercise of warrants at $0.085 per share.

Warrants

The Company has the following warrants outstanding as of April 30, 2008 and has recorded the cost associated with the issue of the warrants using the Black-Sholes option pricing model with the following results:

			Derivative
Expiration	Exercise	Share	Value of
Date	Price	Warrants	Warrants
8/31/2008	$0.25	216,000	10,445
10/31/2008	$0.25	2,503,000	124,350
1/31/2009	$0.25	800,000	6,454
3/4/2009	$0.20	100,000	1,059
3/15/2009	$0.15	1,100,000	55,876
3/21/2009	$0.20	44,299	1,489
3/1/2010	$0.20	500,000	38,789
3/20/2009	$0.20	90,000	4,592
3/23/2010	$0.25	50,000	801
4/8/2010	$0.20	200,000	11,037
4/8/2010	$0.25	1,700,000	93,819
Total		7,303,299	$348,711

A summary of the warrants issued and the black Sholes Variables use follows:

Warrants
Warrants Outstanding
at April 30, 2006	3,048,750

Plus: Warrants Granted	7,234,872
Less: Warrants Exercised	—
Less: Warrant Expired	(4,759,672)

Warrants Outstanding
at April 30, 2007	5,523,950

Plus: Warrants Granted	6,203,299
Less: Warrants Exercised	(1,447,683)
Less: Warrant Expired	(3,107,949)
Stock Split Adjustment	131,682

Warrants Outstanding
at April 30, 2008	7,303,299

	During	During
Black Sholes	Year Ended	Year Ended
Variables	30-Apr-2007	30-Apr-2008

Exercise Price	$0.075 -$ 0.25	$0.20 -$ 0.25
Risk Free Rate	3.72% - 4.95%	1.33% - 2.62%
Strike Price	$0.18 - $0.23	$0.09 -$ 0.17
Volatility	111.331896% -126.713325%	111.331896% -112.199954%

NOTE 7.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,321,582, which is calculated by multiplying a 35% estimated tax rate by the items making up the deferred tax account, the NOL of $3,775,949. The total valuation allowance is a comparable $1,321,582.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the year ended April 30, 2007:

Deferred Tax Asset	$1,321,582
Less: Valuation Allowance	(1,321,582)
Net Deferred Tax Asset	$0

The federal NOL is due to expire 20 years from the date of its creation. The chart below shows the year of creation, the amount of each estimated year’s NOL and the year of expiration if not utilized.

Year Created	Amount	Year to Expire
1999	$587	2019
2000	2,000	2020
2001	14,977	2021
2002	16,657	2022
2003	21	2023
2004	20,886	2024
2005	153,123	2025
2006	418,616	2026
2007	714,932	2027
2008	2,434,150	2028
Total NOL Carry forward	$3,775,949

NOTE 8.

MINERAL PROPERTY

On November 14, 2004, the Company entered into a letter of intent with Independence Mines, LLC (“Independence”) and Gold Range, LLC (“Gold”) with respect to the purchase of an option that Gold held to the Independence mining claims in Lander County, Nevada and substantially all of the assets that Gold uses to conduct the business of Independence. On April 29, 2005, the Company entered into an agreement (the “Assignment Agreement”), which replaced the letter of intent whereby the Company purchased an assignment of lease to the Independence mining claims from Gold. The purchase price included $25,000 (paid) at the close of the Assignment Agreement, $25,000 (paid) when the definitive agreement was entered into between Gold and the Lessor and a final $25,000 (paid) within 30 days of the lease recordation date. On October 26, 2005, the Company issued 5,000,000 restricted shares of common stock to Gold. Also, in addition to other underlying NSR requirements, the Company must pay a 1% net smelter royalty fee to Gold. The original payment of $25,000 was expensed, however, the remaining $50,000 payment plus $3,091 interest and $5,000 for 5,000,000 shares of restricted stock issued for a total of $58,091 has been capitalized as mineral property acquisition costs.

NOTE 9.

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

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.

CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of April 30, 2008, the end of the year covered by this report, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8A(T)

CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of April 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended April 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Stephen B. Parent	Chief Executive Officer, President and Director	63	June 8, 2006
David J. Salari	Chief Operating Officer and Director	51	January 30, 2006
Larry M. Bigler	Director	59	December 18, 2007
Daniel J. Forbush	Chief Financial Officer and Director	55	March 23, 2007
John R. Rose	Director	65	May 16, 2007

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

Larry M. Bigler – Independent Director

Larry Bigler has over 30 years of mining experience. Mr. Bigler is a practicing Certified Public Accountant with many mining clients. Mr. Bigler formerly was CFO, Vice President, and Director for Oro Nevada Resources and was instrumental in raising C$ 40 million from an initial public offering. From 1987 until 1992 he was Treasurer and Controller for Getchell Gold where he completed an initial public offering and a gold loan. He has degrees in economics and accounting and has published many articles on mining financial issues.

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

Mr. Rose received his MBA from Thunderbird International School of Global Business in 2006.

Family Relationships

There are no family relationships.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended April 30, 2008. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended April 30, 2008 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of Daniel Forbush, Larry M. Bigler and John Rose. The function of the audit committee is to meet with our independent auditors at least annually to review, upon completion of the annual audit, financial results for the year, as reported in our financial statements; recommend to the Board the independent auditors to be retained; review the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assist and interact with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner; and review and approve all professional services provided to us by the independent auditors and considers the possible effect of such services on the independence of the auditors.

During fiscal 2008, there were no meetings held by the audit committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that Larry M. Bigler of its audit committee qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Director Independence

We currently act with 5 directors, consisting of Stephen Parent, David Salari, Larry M. Bigler, Daniel Forbush and John Rose. We have determined that Larry M. Bigler and John Rose qualify as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Stephen Parent	2(1)	51(1)	Nil
David Salari	1(1)	1(1)	Nil
Daniel Forbush	1(2)	1(2)	Nil
John Rose	N/A	N/A	Nil
Larry M. Bigler	1(2)	1(2)	Nil

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

See “Procedures for Submitting Shareholder Proposals” above.

ITEM 10.

EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

•

our principal executive officer;

•

each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2008; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended April 30, 2008, 2007 and 2006, are set out in the following summary compensation tables:

Summary Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)(7)	Nonequity Incentive Plan Compensation (US$)	Non- qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
Stephen Parent Principal Executive Officer, President, CEO and Director	2008 2007 2006	$132,000 $134,000 $120,000	Nil Nil $25,000	$112,500 Nil Nil	$41,391 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$285,891 $134,000 $145,000
Daniel Forbush Principal Financial Officer, CFO and Director	2008 2007 2006	$99,000 $5,000 N/A	Nil Nil N/A	$112,500 $19,000 N/A	$41,391 Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	$252,891 $24,000 N/A
David J. Salari Chief Operating Officer and Director	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	$15,000 Nil Nil	$5,519 Nil Nil	Nil Nio Nil	Nil Nil Nil	$10,000(2) Nil Nil	$30,519 Nil Nil

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

(2)

Non-employee Directors Fees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of April 30, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Stephen Parent	70000	Nil	Nil	.25	10/31/08	Nil	Nil	Nil	Nil
Stephen Parent	750000	Nil	Nil	.25	4/8/10	Nil	Nil	Nil	Nil
David Salari	100000	Nil	Nil	.25	4/8/10	Nil	Nil	Nil	Nil
Daniel Forbush	125000	Nil	Nil	.25	10/31/08	Nil	Nil	Nil	Nil
Daniel Forbush	750000	Nil	Nil	.25	4/8/10	Nil	Nil	Nil	Nil

COMPENSATION PLANS

As of April 30, 2008, we did not have any compensation plans in place. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

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

Compensation of Directors

Beginning July 1, 2007, we compensate our non-employee directors for their service in their capacity as directors, consisting of $1,000 per month or any part thereof.  Non-employee directors also receive stock warrants to purchase common stock as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

The following table sets forth for each director, unless such director is also a named executive officer, the particulars of all compensation paid or accruing for the last fiscal year ended April 30, 2008

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)(7)	Nonequity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)(1)	Total (US$)
John R. Rose	$10,000	$15,000	Nil	Nil	Nil	Nil	$25,000
Larry M. Bigler	$5,000	$30,000	$11,037	Nil	Nil	Nil	$46,037

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of July 30, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David Salari Oakville, Ontario	200,000	0.2
Stephen Parent Scottsdale, Arizona	7,447,668	6.9
Daniel Forbush Reno, Nevada	2,300,000	2.0
John Rose Phoenix Arizona	698,400	0.6
Larry M. Bigler Reno, Nevada	523,412	0.5
Grassy Mole Enterprises Vancouver, BC	9,570,000	8.7
Directors and Executive Officers as a Group (5 persons)	11,169,480	10.2

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 30, 2008. As of July 30, 2008, there were 102,256,698 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Plan Compensation Information

The Company recently instituted the 2008 Stock Plan to retain the services of valued key employees, directors and consultants of our company and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of our shareholders and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to our consultants. There are 12,500,000 shares authorized to be issued under the plan. As of July 30, 2008 no shares or share options had been issued under the plan.

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

Corporate Governance

Currently our audit committee consists of Daniel Forbush, Larry M. Bigler and John Rose. The function of the audit committee is to meet with our independent auditors at least annually to review, upon completion of the annual audit, financial results for the year, as reported in our financial statements; recommend to the Board the independent auditors to be retained; review the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assist and interact with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner; and review and approve all professional services provided to us by the independent auditors and considers the possible effect of such services on the independence of the auditors.

During fiscal 2008, there were no meetings held by the audit committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Transactions with Independent Directors

Our independent directors did not enter into any transaction, relationship or arrangement during the year ended April 30, 2008 that was considered by our board of directors in determining whether the directors maintained their independence in accordance with section 803 of the Amex Company Guide.

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

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

For the fiscal periods ended April 30, 2008 and 2007, the aggregate fees billed by Moore & Associates, Chartered for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $6,125 and $2,000, respectively.

Audit Related Fees

For the fiscal periods ended April 30, 2008 and 2007, the aggregate fees billed for assurance and related services by Moore & Associates, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil and $nil, respectively.

Tax Fees

For the fiscal periods ended April 30, 2008 and 2007, the aggregate fees billed by Moore & Associates, Chartered for other non-audit professional services, other than those services listed above, totalled $nil and $nil, respectively.

We do not use Moore & Associates, Chartered for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore & Associates, Chartered to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Moore & Associates, Chartered is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Moore & Associates, Chartered and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates, Chartered independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION

Date: August 7, 2008	By:	/s/ STEPHEN PARENT
Stephen Parent
Chief Executive Officer and President (Principal Executive Officer)

Date: August 7, 2008	By:	/s/ DANIEL FORBUSH
Daniel Forbush
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN PARENT	President, Chief Executive Officer	August 7, 2008
Stephen Parent	and Director

/s/ DAVID J. SOLARI	Chief Operating Officer and Director	August 7, 2008
David J. Salari

/s/ DANIEL J. FORBUSH	Chief Financial Officer and Director	August 7, 2008
Daniel J. Forbush

/s/ LARRY M BIGLER	Director	August 7, 2008
Larry M. Bigler

/s/ JOHN ROSE	Director	August 7, 2008
John Rose