Form 10-Q
period 2008-07-31
GENERAL METALS CORP
filed 2008-09-15
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: July 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

GENERAL METALS CORPORATION

(Exact name of registrant as specified in its charter)

———————

Delaware	000-30230	65-0488983
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

615 Sierra Rose Drive, Suite 1, Reno NV , 89511

 (Address of Principal Executive Office) (Zip Code)

775.583.4636

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	x	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	x	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
107,454,098 common shares issued and outstanding as of September 8, 2008

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended July 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of General Metals Corporation and Subsidiaries as of July 31, 2008, and the related condensed consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the three-month periods ended July 31, 2008, 2007 and since inception on July 17, 1998 through July 31, 2008. These interim financial statements are the responsibility of the Corporation’s management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheets of General Metals Corporation and Subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended (not presented herein); and in our report dated July 30, 2008, we expressed an opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheets as of April 30, 2008 and 2007 is fairly stated, in all material respects, in relations to the balance sheets from which it has been derived.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

September 9, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Consolidated Balance Sheets

		April 30,
	July 31,	2008
	2008	(Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$2,096	$17,600
Prepaid Expenses	532	300

Total Current Assets	2,628	17,900

Fixed Assets
Mineral Property	58,091	58,091
Investment in General Cooper	17,500	17,500
Property and Equipment, net	30,557	32,164

Total Fixed Assets	106,148	107,755

Total Assets	$108,776	$125,655

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$332,147	$117,686
Accrued Liabilities	2,688	-

Total Current Liabilities	334,835	117,686

Total Liabilities	334,835	117,686

Stockholders' Equity
Preferred Stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-

Common Stock, authorized 220,000,000
shares, par value $0.001, issued and
outstanding on July 31, 2008 and April 30, 2008
is 104,954,098 and 93,901,168 respectively	105,030	93,902

Additional Paid-in Capital	4,311,165	3,711,194
Subscriptions (Receivable)/Cash Receipts	(52,625)	(5,500)
Accumulated Deficit during Exploration Stage	(4,589,629)	(3,791,627)

Total Stockholders' Equity	(226,059)	7,969

Total Liabilities and Stockholders' Equity	$108,776	$125,655

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Consolidated Statements of Operations

			July 17, 1998
			(Inception)
	Three Months Ended July 31,		to July 31,
	2008	2007	2008
Revenue	$-	$-	$-

Operating Expenses
Depreciation and Amortization	1,607	1,768	12,491
General and Administrative	47,012	381,095	1,417,143
Management and Consulting	255,968	-	1,322,876
Exploration and Development	437,838	34,732	1,224,940
Professional Fees	36,652	5,000	265,496

Total Expenses	779,077	422,595	4,242,946

(Loss) from Operations	(779,077)	(422,595)	(4,242,946)

Other Income (Expenses)
Easement Income	-	-	2,500

Extraordinary Gain/(Loss)
Gain on Sale of Fixed Assets	-	-	243,452
Loss on Outstanding Warrants	(18,925)	(283,261)	(592,635)

Net (Loss) before Income Taxes	(798,002)	(705,856)	(4,589,629)

Provision for Income Taxes	-	-	-

Net (Loss)	$(798,002)	$(705,856)	$(4,589,629)

Basic (Loss) per Share	$(0.01)	$(0.01)

Weighted Average
Number of Shares	101,606,686	84,158,029

Diluted (Loss) per Share	$(0.01)	$(0.01)

Weighted Average
Number of Shares	109,535,746	86,304,835

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity

inception 17-Jul-1998 to 31-July-2008

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

inception 17-Jul-1998 to 31-Jul-2008

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

inception 17-Jul-1998 to 31-Jul-2008

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

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity (cont’d)

inception 17-Jul-1998 to 31-Jul-2008

					(Deficit)
					Accumulated
				Stock	During
	Common Stock		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	(Receivable)	Stage	Equity
Common Stock Issued for purchase of asset
at $0.15	100,000	100	14,900			15,000
Common Stock Issued for services to the
advisory board at $0.15	2,000,000	2,000	298,000			300,000
Common Stock Issued for Cash at $0.15
In Private Placement	100,000	100	14,900			15,000
Common Stock Issued in Exercise of Share
Purchase warrants at $0.075	86,667	87	8,913	(9,000)		-
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	2,200	2	248			250
Common Stock Issued for Cash at $0.20
In Private Placement	590,000	590	58,410			59,000
Common Shares issued for Cash at $0.15
In Private Placement	44,299	44	6,601			6,645
Common Stock Issued in Exercise of
Share Purchase warrants at $0.068	146,300	147	9,853			10,000
Common Stock Issued for services
at $0.125	100,000	100	12,400			12,500
Common Stock Issued for Cash at $0.20
In Private Placement	100,000	100	9,900			10,000
Common Stock Issued for Cash at $0.05
In Private Placement	400,000	400	19,600			20,000
Common Stock Issued in Exercise
of Share Purchase warrants at $0.05	275,000	275	13,475			13,750
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	29,412	30	2,470			2,500
Cash Received for Subscriptions Receivable				38,500		38,500
Fair value of warrants issued			560,110			560,110
Net (Loss)					(2,449,828)	(2,449,828)
Balance, April 30, 2008	$93,901,168	$93,902	$3,711,194	$(5,550)	$(3,791,627)	$7,969

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity (cont’d)

inception 17-Jul-1998 to 31-Jul-2008

					(Deficit)
					Accumulated
				Stock	During
	Common Stock		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, April 30, 2008	93,901,168	93,902	3,711,194	$(5,500)	(3791,627)	$7,969
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	33,930	34	2,841	(625)		2,250
Common Stock Issued for Cash at $0.20
In Private Placement	325,000	400	44,600			45,000
Common Stock Issued for Cash at $0.10
In Private Placement	12,000	12	1,188			1,200
Common Stock Issued for Cash at $0.05
In Private Placement	7,382,000	7,382	361,718	(59,000)		310,100
Common Stock Issued for services
at $ 0.10	150,000	150	14,850			15,000
Common Stock Issued for services
at $ 0.08	50,000	50	3,950			4,000
Common Stock Issued for services
At $ 0.05	3,100,000	3,100	151,900			155,000
Cash Received for Subscriptions
Receivable				12,500
Fair value of warrants issued			18,924
Net (Loss)					(798,002)
Balance, July 31, 2008	104,954,098	$105,030	$4,311,165	$(52,625)	$(4,589,629)	$540,519

On November 18, 2005 the Company had a 2 for 1 forward stock split that has been retroactively applied to the above schedule.

On July 19, 2007 the Company had an 11 for 10 forward stock split that has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Consolidated Statements of Cash Flows

			July 17, 1998
			(Inception)
	Three Months Ended July 31,		to July 31,
	2008	2007	2008
Operating Activities
Net Loss	$(798,002)	$(705,856)	$(4,589,629)
Adjustments to reconcile Net Loss
Loss on Outstanding Warrants	18,925	283,261	579,035
Stock Issued for Service and Conversion of Debt	174,000	35,000	986,831
Stock Issued to Acquire Mineral Property Lease	-	-	7,000
Stock Issued to Acquire Exploration Rights	-	-	75,000
Stock Issued to Acquire Fixed Assets	-	15,000	45,000
Stock Issued in Acquisition and Reorganization	-	-	(571,295)
Contributed Capital	-		45,087
Depreciation and Amortization	1,607	1,768	12,491
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	-	(34,715)	-
(Increase)/Decrease in Other Receivables	-	(7,070)	-
(Increase)/Decrease in Prepaid Expenses	(232)		(532)
Increase/(Decrease) in Accounts Payable	214,461	36,595	332,147
Increase/(Decrease) in Accrued Liabilities	2,688	4,680	2,688
Net Cash Used by Operating Activities	(386,553)	(371,337)	(3,076,177)
Investment Activities
Acquisition of Mineral Property	-	-	(58,091)
Right in General Cooper	(1)		(17,501)
Purchase of Equipment		(15,366)	(43,048)
Net Cash Used by Investment Activities	(1)	(15,366)	(118,640)
Financing Activities
Loans / (Repayments) -Related Parties	-	(23,000)	-
Cash Received from Subscriptions Receivable	12,500	45,300	7,000
Proceeds from the Sale of Stock	358,550	409,324	3,189,913
Net Cash Provided by Financing Activities	371,050	431,624	3,196,913
Net Increase/(Decrease) in Cash	(15,504)	44,921	2,096
Cash, Beginning of Period	17,600	193,796	-
Cash, End of Period	$2,096	$238,717	$2,096
Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2008 and April 30, 2008 (Audited))

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business

General Metals Corporation (the Company) was organized in the State of New Jersey on March 4, 1994 and reincorporated in the State of Delaware on September 13, 1995 as Interactive Multimedia Network, Inc.  On March 29, 2005 the Company changed its name to RECOV Energy Corp. and then on July 12, 2006 changed its name to General Metals Corporation.  The Company was unsuccessful in its business plan of developing and marketing consumer products and therefore actively pursued a merger or acquisition candidate.

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

For accounting purposes, the acquisition of General Gold has been treated as a reverse acquisition.  Accordingly, the consolidated financial statements, statements of operations, statement of stockholders’ deficit and statements of cash flows reflect the results of operations and cash flows of General Gold for the period from its inception on July 17, 1998 to July 31, 2006 and consolidated with those of General Metals from acquisition on March 15, 2006 to July 31, 2008.

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

(July 31, 2008 and April 30, 2007 (Audited))

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased.  As of July 31, 2008, cash and cash equivalents consists of cash and cash in trust.

Property and Equipment

Property and equipment consists of furniture and equipment and is recorded at cost.  Equipment acquired from the acquisition is recorded at net book value.  The furniture and equipment are being depreciated on a straight-line basis over their estimated lives of five years.

Following is a summary of property and equipment July 31, 2008 and April 30, 2008:

	31-Jul-2008	30-Apr-2008
Furniture and Equipment	$6,348	$6,348
Vehicle Purchase	36,700	36,700
Less: Accumulated Depreciation	(12,491)	(10,884)
Property and Equipment, Net	$30,557	$2,164

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	July 31, 2008	April 30, 2008
Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	(798,001.72)	(2,449,828)
Denominators for Basic EPS
Weighted average of shares outstanding	101,606,686	84,158,029
Basic Earnings/(Loss) per share	$(0.01)	$(0.03)

Denominators for Diluted EPS
Weighted average of shares outstanding	109,535,746	89,864,326
Diluted Earnings/(Loss) Per Share	$(0.01)	$(0.03)

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2008 and April 30, 2007 (Audited))

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

NOTE 3.  ACQUISITION OF GENERAL GOLD

On July 20, 2006 the Company entered into an agreement, effective March 15, 2006, to acquire all of the issued and outstanding shares and convertible securities of General Gold Corporation (General Gold), an Exploration Stage

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2008 and April 30, 2007 (Audited))

NOTE 3.  ACQUISITION OF GENERAL GOLD (cont’d)

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

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2008 and April 30, 2007 (Audited))

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, at July 31, 2008 the Company has an accumulated loss of $4,589,629 during its exploration stage.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

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

During December, July, February and October the Company successfully completed a series of Private Placements discussed in the Stockholders Equity Note 7 below.

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

(July 31, 2008 and April 30, 2007 (Audited))

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

The Company converted $35,000 accrued liabilities and shareholder loans to 466,666 pre-split common shares on July 31, 2007.

The Company converted $35,000 accrued liabilities to 466,666 pre-split common shares on May 18, 2007.

NOTE 6.  RELATED PARTY TRANSACTIONS

The President and CEO has provided financing to the company in the form of demand notes with no fixed or determinable repayment dates.  The amounts are recorded as current liabilities with the nil balances as of April 30, 2008 and July 31, 2008.   An accounting firm in which the CFO is a principal provides bookkeeping and accounting services for the company.  The payments made to the firm totaled $13,500  and nil for the period ended July 31, 2008 and 2007 respectively.

NOTE 7.  STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share.  As of July 31, 2008 no preferred stock is issued and outstanding

Common Stock

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

(July 31, 2008 and April 30, 2007 (Audited))

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

On July 31, 2007 the Company agreed to issue 385,310 post-split common shares at pre-split price of $0.075 per share and an equal number of warrants exercisable by February 20, 2008 at $0.075 per share.  Of the shares to be issued 220,460 were used to purchase a vehicle valued at $15,000 and 164,850 shares were issued for $11,216 cash.

On July 31, 2007 the Company agreed to issue 330,000 post-split common shares at the pre-split price of $0.075 per share for services valued at $22,500.

On July 31, 2007 the Company agreed to issue and aggregate of 4,293,396 post-split common shares at $0.075 per share in a private placement with an equal number of warrants exercisable on March 7, 2008 at $0.075 per share.  Of the aggregate shares, 513,333 post-split shares were issued to satisfy $35,000 debt and 3,770,063 post-split shares were issued for $93,250 cash $26,000 prepaid subscriptions and subscription receivable of $163,800.

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

On April 23, 2007 the Company issued 2,332,000 post-split common shares at pre-split price of $0.125 per share for $265,000 cash and 1,060,000 twelve-month warrants exercisable at $0.125.

On April 30, 2007 the Company issued 363,440 post-split common shares at pre-split price of $0.125 per share for $41,300 cash and 165,200 twelve-month warrants exercisable at $0.125.

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

(July 31, 2008 and April 30, 2008 (Audited))

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

On December 31, 2007 the Company issued 733,332 common shares from exercised of warrants at $0.07 per share or $50,000

On July 31, 2008 the Company completed a private placement of 800,000 shares of common stock at $0.15 for $120,000 and $35,000 in subscription receivable.

On July 31, 2008 the Company completed a private placement of 800,000 shares of common stock at $0.15 for $120,000 and $35,000 in subscription receivable.

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

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2008 and April 30, 2008 (Audited))

NOTE 7.  STOCKHOLDERS' EQUITY (cont’d)

During May 2008, the Company issued 7,382,000 common shares in a private placement of $.05 for $369,100 and  ; 150,000 shares at $0.10 per share or $15,000 in cash; 560,000 common shares were issued for services at $0.05 per share , 150,000 common shares at $0.10 per share for  engineering services; 50,000 common shares for advisory services at $0.08.   The also received $2,000 from the exercise 23,530 share purchase warrants at price of $.085 per share.

During June 2008 the Company issued 2,500,000 common shares for services at $0.05 per share to business consultants.  $875 from the exercise of 10,400 shares purchase warrants at a price of $.085 per sharer.

During July 2008 the company issued 250,000 common shares in a private placement at $0.20 per share or $30,000; 12,000 shares in a private placement at $0.10 per share or $1,200.

Warrants

The Company has the following warrants outstanding as of July 31, 2008 and has recorded the cost associated with the issue of the warrants using the Black-Sholes option pricing model with the following results:

			Derivative
Expiration	Exercise	Share	Value of
Date	Price	Warrants	Warrants
8/31/2008	$0.25	216,000	10,445
10/31/2008	$0.25	2,503,000	124,350
1/31/2009	$0.25	800,000	6,454
3/4/2009	$0.20	100,000	1,059
3/15/2009	$0.15	1,100,000	55,876
3/21/2009	$0.20	44,299	1,489
3/1/2010	$0.20	500,000	38,789
3/20/2009	$0.20	90,000	4,592
3/23/2010	$0.25	50,000	801
4/8/2010	$0.20	200,000	11,037
4/8/2010	$0.25	1,700,000	93,819
7/11/2009	$0.10	6,000	72
7/14/2009	$0.20	150,000	3,169
5/1/2010	$0.25	500,000	12,088
5/12/2010	$0.25	50,000	834
5/14/2010	$0.20	25,000	691
5/28/2010	$0.25	75,000	2,761
Total		8,109,299	$ 368,326

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2008 and April 30, 2008 (Audited))

NOTE 7.  STOCKHOLDERS' EQUITY (cont’d)

A summary of the warrants issued and the black Sholes Variables use follows:

Warrants
Warrants Outstanding
at April 30, 2006	3,048,750

Plus: Warrants Granted	7,234,872
Less: Warrants Exercised	-
Less: Warrant Expired	(4,759,672)

Warrants Outstanding
at April 30, 2007	5,523,950

Plus: Warrants Granted	6,203,299
Less: Warrants Exercised	(1,447,683)
Less: Warrant Expired	(3,107,949)
Stock Split Adjustment	131,682

Warrants Outstanding
at April 30, 2008	7,303,299

	During	During
Black Sholes	Year Ended	Year Ended
Variables	30-Apr-2007	30-Apr-2008
Exercise Price	$0.075 -$ 0.25	$0.20 -$ 0.25
Risk Free Rate	3.72% - 4.95%	1.33% - 2.62%
Strike Price	$0.18 - $0.23	$0.09 -$ 0.17
Volatility	111.331896% -126.713325%	111.331896% -112.199954%

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

(July 31, 2008 and April 30, 2007 (Audited))

NOTE 8.  PROVISION FOR INCOME TAXES(cont’d)

making up the deferred tax account, the NOL of $3,775,949.  The total valuation allowance is a comparable $1,321,582.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the year ended April 30, 2008:

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

(July 31, 2008 and April 30, 2007 (Audited))

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

Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  To improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2008 and April 30, 2007 (Audited))

NOTE 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (cont’d)

financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us" and "our" mean General Metals Corporation, unless otherwise indicated.

OVERVIEW

We were organized in the State of New Jersey on March 4, 1995, under the name Interactive Multimedia Network, Inc.  We were reincorporated in the State of Delaware on September 13, 1995.  We changed our name to RECOV Energy Corp. effective March 29, 2005.  On or about July 12, 2006, we changed our name to General Metals Corporation.

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

Drilling at the Independence continues, based on interpretation of the geologic drill logs and assay results, continuation of the program was warranted in order to provide sufficient drill density required to perform a gold-silver resource estimate for the Independence NS target.  From March 15 to June 26, an additional 9,120 feet of RC drilling in 29 drill holes were completed bringing the total drilling by General Metals to more than 25,000 feet in 78 drill holes.

Accomplishments

Based on review of the historical data and work completed by General Metals the following conclusions are offered (see Interim Report, Aug 3, 2008 at www.gnmtlive.com ):

•

General Metals drilling on the Wilson- Independence Project has defined a large low-grade deposit of gold-silver mineralization.

•

The geometry and oxidized character of the mineralized material indicate it would be amenable to low cost bulk mining and heap leach extraction of the gold and silver.

•

Drill intercepts of higher grade material suggest the gold-silver grades in parts of the deposit may be significantly increased.

•

The size and tenor of mineralization is similar to known operating mines in Nevada.

•

Continued definition drilling and metallurgical work is warranted, leading to production feasibility.

Drilling by General Metals has confirmed the presence of significant gold silver mineralization at the Independence target. The gold silver deposit identified to date consists of a broad envelope of gold and silver mineralization grading trace (0.1 g/T) gold to 0.01 opt (0.31 g/t) gold and 0.2 opt to 0.7 opt silver surrounding a higher grade core with values ranging from .01 opt to .06 opt Au and 0.07 opt to 3 opt silver.

The Hill Zone was discovered as a part of the ongoing integration of current drill and analytical data with the historic geologic, geochemical and mining data. Historically, mineralization at the Independence mine was believed to be terminated to the north by the Canyon fault. Interpretation of General Metals drilling in the Independence target and historic gold-silver surface sampling data indicated the offset of the Canyon fault to be minimal and projected the favourable hosts and the mineralized zone to continue north of the Canyon Fault. Based on this interpretation 7 drill holes were located to test the projected mineralization. At the time of this writing, results of 5 of the drill holes have been received and confirm the continuation of gold-silver mineralization to the north. This drilling has extended the gold-silver mineralization an additional 1,000 feet to the north.  Although the indicated width and thickness of the Hill Zone mineralization is similar to the Independence target, mineralization remains open to the west, north and east. Drilling results from previous operators suggest the Hill Zone mineralization may be significantly wider than that in the Independence target.

The gold soil anomalies (geochemical data) at the newly discovered Hill Zone are much higher and continuous. This may be due to a shallow source of mineralized material, a higher grade gold source or both. The gold soil anomaly extends to the north of the drilled limits of the Hill Zone to form a broad zone of moderate gold values with locally strong areas of anomalous gold. The strength of this anomaly suggests the gold zone widens to the north of the Hill Zone in an area that both General Metal’s and historic drilling indicates is open for additional mineral discovery.

The Company believes that the potential shallow target has tripled over the historical estimate prepared by Akright in 1997 of 235,000 ounces of gold and 2,500,000 ounces of silver.

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

Corporate Development Strategy

The following activities are recommended to move the Independence project toward a NI 43.101 or IG-7 resource report and production feasibility study.

Project Site

•

Complete definition drilling in the Independence NS and Hill Zone targets.

•

Determine bulk sample requirements for advanced metallurgical work – large diameter core or underground bulk sample.

•

Verify and locate previous operator’s underground sampling.

•

Re-log and analyze the unsplit Noranda core.

•

Inventory previous operator’s sample splits and sample pulps remaining on the property, determine viability of check assays to bring the results into NI 43.101 and IG-7 compliance.

Third party specialist

•

Begin initial metallurgical work, starting with bottle roll recovery tests for gold-silver from the bulk rejects or secondary sample splits.

•

Obtain check assays and third party review of the QA-QC data.

•

Begin initial 3D modeling and variography of the deposit to confirm optimum drill density.

•

Begin permitting process with the BLM for extended exploration.

Reno Office

•

Catalog and index data and reports on file from previous operators.

•

Digitize underground workings, geology and sample data in 3D format.

The budgeted costs are as follows:

Development Drilling and Production Permitting

The shallow target development drilling and production permitting program requires additional funding as described below to bring the project to construction ready for the processing facilities.  The completed and proposed program is budgeted as follows:

Recent Completed Work – Development Drilling - Production Permitting:
Wilson-Independence project development	$1,250,000
Engineering, mine planning & production permitting	250,000
Working capital	500,000
Total Raised and Spent To Date:	$2,000,000

To Be Raised Funds – First Round - Development Drilling – Production Permitting:
Wilson-Independence project development	$350,000
Engineering, mine planning & production permitting	250,000
Working capital	400,000
Total To Be Raised for Development	$1,000,000

To Be Raised Funds – Second Round - Development Drilling – Production Permitting:
Wilson-Independence project development	$750,000
Engineering, mine planning & production permitting	250,000
Metallurgical testing and reporting	350,000
Reclamation Bonding	650,000
Working capital	500,000
Total To Be Raised for Development	$2,500,000

Production Facilities

The initial budget of $3.5 million to commence production includes reclamation bonding, mining, land acquisition, pad construction, processing facility and working capital as follows:

To Be Raised Funds – Third Round – Production Facilities
Land	$250,000
Leach Pad Construction	750,000
Mining	1,000,000
Processing Facility	500,000
Working Capital	1,000,000
Total	$3,500,000
TOTAL PROGRAM COST:	$9,000,000

Financial Summary

The cost to put the Wilson-Independence project into production is estimated at $6.0 million.  Initial production permitting commenced in mid 2008 with an anticipated production at a rate of 4,200 tonnes per day as soon thereafter as permitting will allow.  Following is a table showing revenue projections for the first five years of production at a gold price of US$800 per ounce and a silver price of US$15.00 per ounce.

	Year ended April 30,
	2009	2010	2011	2012	2013	2014
Total Ore Mined (000’s t)	-	1,000	1,500	1,500	1,500	1,500
Processing Rate (t/day)	-	3,000	4,200	4,200	4,200	4,200
Silver Recovered (000’s oz)	-	900	1,260	1,260	1,260	1,260
Gold Recovered (000’s oz)	-	96	134	134	134	134
Revenue (000’s US$)	-	90,300	126,420	126,420	126,420	126,420
Permitting, Development & Production Capital (000’s US$)	(2,500)	(4,500)	(4,000)	(4,000)	(4,000)	(4,000)
Net Cashflow (000’s US$)	(2,500)	37,800	55,220	55,220	55,220	55,220

Cash Requirements

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

For the next 12 months we plan to continue to develop and permit for precious metals on our Independence Mine property in Nevada pursuant to the budgets indicated above. We also plan to advance operational permitting for a 13 million ton cyanide heap leach operation to enable early processing of the shallow and near surface mineralized material which contains both gold and silver.

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

Estimated Net Expenditures During the Next Twelve Months

General and administrative expenses	$ 800,000
Development & permitting expenses	2,600,000
Professional fees	100,000
Total	3,500,000

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending July 31, 2009.  To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

Corporate Offices

We do not own any real property.  Our principal business offices are located at 615 Sierra Rose Drive, Suite 1, Reno, NV  89511.  We currently lease our space at an annual cost of $32,400.  We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

Employees

Currently we have five employees that assist our directors, officers and advisory board members.  We do not expect any material changes in the number of employees over the next 12 month period.  We do and will continue to outsource contract employment or independent contractors as needed.  However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees or independent contractors.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Results of Operations – Three Months Ended July 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2008 which are included herein.

Our operating results for the three months ended July 31, 2008, for the three months ended July 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31, 2008		Three Months Ended July 31, 2007	Change Between Three Month Period Ended July 31, 2008 and July 31, 2007
Revenue	$	Nil	$ Nil	$	Nil
Depreciation and amortization		1,607	1,768		(161)
General and administrative		47,012	381,095		(334,083)
Management and consulting		255,968	Nil		255,968
Exploration and development		437,838	34,732		403,106
Professional fees		36,652	5,000		31,652
Net loss		798,002	705,856		92,146

Our accumulated losses increased to $4,589,629 as of July 31, 2008. Our financial statements report a net loss of $798,002 for the three month period ended July 31, 2008 compared to a net loss of $705,856 for the three month period ended July 31, 2007. Our losses have increased primarily as a result of an increase in exploration and development expenses.

As at July 31, 2008, we had $334,835 in current liabilities.  Our net cash used in operating activities for the three months ended July 31, 2008 was $386,553 compared to $371,337 used in the three months ended July 31, 2007. Our accumulated losses increased to $3,076,177 as of July 31, 2008.

During the three month period ended July 31, 2008 we spent $437,838 on exploration and development on our properties as compared to $34,732 during the three month period ended July 31, 2007.

Liquidity and Financial Condition

Working Capital

	At July 31, 2008	At April 30, 2008
Current assets	$2,628	$17,900
Current liabilities	334,835	117,686
Working capital	$(332,207)	$(99,786)

Cash Flows

	Three Months Ended
	July 31,	July 31,
	2008	2007
Net cash used in operating activities	$386,553	$371,337
Net cash used in investing activities	1	15,366
Net cash provided by financing activities	371,050	431,624
Net increase (decrease) in cash during period	$(15,504)	$44,921

Operating Activities

Net cash used in operating activities was $386,556 in the three months ended July 31, 2008 compared with net cash used in operating activities of $371,337 in the same period in 2007.

Investing Activities

Net cash used in investing activities was $1 in the three months ended July 31, 2008 compared to net cash used in investing activities of $15,366 in the same period in 2007. The decrease in use of cash of $15,365 in investing activities is mainly attributable to our company not purchasing any equipment during the three month period ended July 31, 2008.

Financing Activities

Net cash provided by financing activities was $371,050 in the three months ended July 31, 2008 compared to $431,624 in the same period in 2007.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report.

Item 1A.

Risk Factors

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During May 2008, we issued 7,382,000 common shares in a private placement of $.05 for $369,100 and 150,000 shares at $0.10 per share or $15,000 in cash; 560,000 common shares were issued for services at $0.05 per share , 150,000 common shares at $0.10 per share for  engineering services; 50,000 common shares for advisory services at $0.08.   We also received $2,000 from the exercise 23,530 share purchase warrants at price of $.085 per share.

During June 2008 we issued 2,500,000 common shares for services at $0.05 per share to business consultants.  $875 from the exercise of 10,400 shares purchase warrants at a price of $.085 per share.

During July 2008 we issued 250,000 common shares in a private placement at $0.20 per share or $30,000; 12,000 shares in a private placement at $0.10 per share or $1,200.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Securities Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Item	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)
3.2	By-Laws (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)
3.3	Amendment to Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
(10)	Material Contracts
10.1	Letter of Intent between General Gold Corporation and Gold Range, LLC dated November 14, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
10.2	Amendment to Letter of Intent between General Gold Corporation and Gold Range, LLC dated December 31, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006).

Item	Description
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
10.6

Share Purchase Agreement dated July 20, 2006 among General Gold Corporation, Recov Energy Corp. and the selling shareholders of General Gold Corporation  (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION
(Registrant)
Dated: September 12, 2008	/s/ Stephen Parent
Stephen Parent
Chief Executive Officer and President
(Principal Executive Officer)
Dated: September 12, 2008	/S/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)