Form 10-Q
period 2008-10-31
GENERAL METALS CORP
filed 2008-12-22
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _____________________________________________

Commission File Number	000-30230

GENERAL METALS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0488983

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

615 Sierra Rose Drive, Suite 1, Reno NV	89511

(Address of principal executive offices)	(Zip Code)

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

☒   YES          ☐   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

107,454,098 common shares issued and outstanding as of December 12, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended October 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
General Metals Corporation and Subsidiaries
(An Exploration Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of General Metals Corporation and Subsidiaries as of October 31, 2008, and the related condensed consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the three-month periods ended October 31, 2008, 2007 and since inception on July 17, 1998 through October 31, 2008. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheets of General Metals Corporation and Subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended (not presented herein); and in our report dated October 30, 2008, we expressed an opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of April 30, 2008 and 2007 is fairly stated, in all material respects, in relations to the balance sheets from which it has been derived.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
December 19, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Condensed Consolidated Balance

	October 31, 2008	April 30, 2008 (Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$106	$17,600
Prepaid Expenses	438,167	300
Other Receivables	1,000,000	—
Other Current Assets	244	—

Total Current Assets	1,438,517	17,900

Fixed Assets
Mineral Property	58,091	58,091
Investment in General Copper	18,345	17,500
Property and Equipment, net	28,949	32,164

Total Fixed Assets	105,385	107,755

Total Assets	$1,543,902	$125,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$488,790	$117,686
Accrued Liabilities	35,447	—
Deferred Gain	1,000,000
Loan from Related Parties	3,000	—

Total Current Liabilities	1,527,238	117,686

Total Liabilities	1,527,238	117,686

Stockholders’ Equity
Preferred Stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding		—

Common Stock, authorized 200,000,000 shares, par value $0.001, issued and outstanding on July 31, 2008 and April 30, 2008 is 104,954,098 and 93,901,168 respectively	114,283	93,902

Additional Paid-in Capital	5,010,914	3,711,194
Subscriptions (Receivable)/Cash Receipts	(43,625)	(5,500)
Accumulated Deficit during Exploration Stage	(5,064,908)	(3,791,627)

Total Stockholders’ Equity	16,664	7,969

Total Liabilities and Stockholders’ Equity	1,543,902	$125,655

The accompanying notes are an integral part of these statements

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

					July 17, 1998 (Inception) to October 31, 2008
	Three Months Ended October 31,		Six Months Ended October 31,

	2008	2007	2008	2007

Revenue	$—	$—			$—

Operating Expenses
Depreciation and Amortization	1,607	1,768	3,216	3,536	14,100
General and Administrative	48,309	6,910	95,319	302,590	1,465,450
Management and Consulting	87,706	83,768	343,673	163,899	1,410,581
Exploration and Development	299,937	224,482	737,775	264,498	1,524,877
Professional Fees	12,545	35,458	49,196	40,458	278,040

Total Expenses	450,103	352,386	1,229,180	774,981	4,693,049

(Loss) from Operations	(450,103)	(352,386)	(1,229,180)	(774,981)	(4,693,049)

Other Income (Expenses)
Interest Expense	(12,766)	—	(12,766)	—	(12,766)
Gain on sale of Fixed Assets	—	—	—	—	—
Easement Income	—	—	—	—	2,500
Gain on Forgiveness of Debt	—	—	—	—	243,452
Loss on Outstanding Warrants	(12,410)	(10,400)	(31,335)	(414,702)	(605,045)

Net Profit/(Loss) before Income Taxes	(475,279)	(362,786)	(1,273,281)	(1,189,683)	(5,064,908)

Provision for Income Taxes	—	—	—	—	—

Net Profit/(Loss)	$(475,279)	$(362,786)	$(1,273,281)	$(1,189,683)	$(5,064,908)

Basic (Loss) per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares	109,525,634	84,808,159	105,607,496	84,808,159

Diluted (Loss) per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares	117,758,313	87,135,662	113,688,384	87,135,662

The accompanying notes are an integral part of these statements

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders’ Equity
inception 17-July-1998 to 31-October-2008

					(Deficit) Accumulated During Exploration Stage
			Paid in Capital	Stock Subscriptions (Receivable)		Total Equity
	Common Stock

	Shares	Amount

Balance, July 17, 1998 (Inception)	—	$—	$—	$—	—	$—
Common Stock Issued to Founders for Organizational Costs	5,500,000	5,500	(5,000)			500
Contributed Capital			87			87
Common Stock Issued for Acquisition Of License	22,000,000	22,000	(20,000)			2,000
Net (Loss)					(587)	(587)

Balance, April 30, 1999	27,500,000	27,500	(24,913)	—	(587)	2,000

Net (Loss)					(2,000)	(2,000)

Balance, April 30, 2000	27,500,000	27,500	(24,913)	—	(2,587)	—

Contributed Capital			9,000			9,000
Net (Loss)					(14,977)	(14,977)

Balance, April 30, 2001	27,500,000	27,500	(15,913)	—	(17,564)	(5,977)

Contributed Capital			9,000			9,000
Net (Loss)					(16,657)	(16,657)

Balance, April 30, 2002	27,500,000	27,500	(6,913)	—	(34,221)	(13,634)

Contributed Capital			9,000			9,000
Net (Loss)					(21)	(21)

Balance, April 30, 2003	27,500,000	27,500	2,087	—	(34,242)	(4,655)

Contributed Capital			9,000			9,000
Net (Loss)					(20,886)	(20,886)

Balance, April 30, 2004	27,500,000	27,500	11,087	—	(55,128)	(16,541)

Common Stock Issued for Cash at $0.125, net of $3,710 Offering Costs	3,854,400	3,854	430,436	(127,500)		306,790
Contributed Capital			9,000			9,000
Net (Loss)					(153,123)	(153,123)

Balance, April 30, 2005	31,354,400	31,354	450,523	(127,500)	(208,251)	146,126

Cash Received for Subscriptions Receivable				127,500		127,500
Common Stock Issued for Cash at $0.25 In Private Placement	44,000	44	4,956			5,000
Common Stock Issued for Cash at $0.125 In Private Placement	26,400	26	2,974			3,000
Common Stock Issued at $0.001 to exercise lease agreement	5,500,000	5,500	(500)			5,000
Common Stock Issued for Cash at $0.125 In Private Placement	2,782,450	2,782	313,406			316,188
Common Stock Issued in Reorganization	8,436,541	8,437	(579,732)			(571,295)
Common Stock Issued to Convert Debt at 0.0185 as Agreed in February 2005	22,034,546	22,035	348,546			370,581
Common Stock Issued as Incentive	550,000	550	(50)			500
Common Stock Returned and Cancelled	(550,000)	(550)	50			(500)
Common Stock Issued in Exercise of Warrants at $0.25	702,900	703	159,047			159,750
Net (Loss)					(418,616)	(418,616)

Balance, April 30, 2006	70,881,237	70,881	699,220	—	(626,867)	143,234

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders’ Equity (cont’d)
inception 17-July-1998 to 31-October-2008

					(Deficit) Accumulated During Exploration Stage
			Paid in Capital	Stock Subscriptions (Receivable)		Total Equity
	Common Stock

	Shares	Amount

Balance, April 30, 2006	70,881,237	70,881	699,220	—	(626,867)	143,234

Deposit received on Private Placement				76,000		76,000
Common Stock Issued in Exercise of Warrants at $0.25	110,000	110	24,890			25,000
Common Stock Issued for Cash at $0.125 In Private Placement	440,000	440	49,560	(50,000)		—
Common Stock Issued for Service at $0.125 per share	158,400	158	17,842			18,000
Common Stock Issued for Purchase of fixed asset at $0.075	220,000	220	14,780			15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052			11,216
Common Stock Issued for Services at $0.075 per share	330,000	330	22,170			22,500
Common Stock Issued to Convert Debt $0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.075 In Private Placement	3,770,063	3,770	253,280	(163,800)		93,250
Common Stock Issued for Cash at $0.075 For Exploration Rights	1,100,000	1,100	73,900			75,000
Common Stock Issued for Cash at $0.075 For Employee Incentive	275,000	275	18,475			18,750
Common Stock Issued for Cash at $0.125 In Private Placement	2,332,000	2,332	262,668			265,000
Common Stock Issued for Cash at $0.125 In Private Placement	363,440	363	40,937	(41,300)		—
Cash Received for Subscriptions Receivable				137,800		137,800
Net (Loss)					(714,932)	(714,932)

Balance, April 30, 2007	80,657,967	80,656	1,523,261	(41,300)	(1,341,799)	220,818

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders’ Equity (cont’d)
inception 17-July-1998 to 31-October-2008

			Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Total Equity

	Common Stock

	Shares	Amount

Balance, April 30, 2007	80,657,967	80,656	1,523,261	(41,300)	(1,341,799)	220,818

Common Stock issued to convert Debt at $0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.125 In Private Placement	667,040	667	75,133			75,800
Common Stock Issued in Exercise of Share Purchase Warrants at $0.075	2,343,219	2,344	157,421			159,765
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	654,500	655	118,345			119,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.125	44,000	44	4,956			5,000
Common Stock Issued for purchase of asset at $0.125	132,000	132	14,868			15,000
Common Stock recorded to balance with Transfer Agent Records	177,760	178	(178)			—
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	216,000	216	42,984			43,200
Common Stock Issued for Cash at $0.125 In Private Placement	52,470	53	6,506			6,559
Cash Received for Subscriptions Receivable				50,300		50,300
Common Stock Issued for Cash at $0.20 In Private Placement	2,503,000	2,503	498,097	(160,000)		340,600
Common Stock Issued in Exercise of Share Purchase Warrants at $0.07	733,334	733	49,267			50,000
Common Stock Issued for Cash at $0.15 In Private Placement	800,000	800	119,200	(35,000)		85,000
Cash Received for Subscriptions Receivable				151,000		151,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.068	146,667	147	9,853			10,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.10	110,000	110	7,390			7,500
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	176,000	176	19,824			20,000
Common Stock Issued for purchase of asset at $0.15	100,000	100	14,900			15,000
Common Stock Issued for services to the advisory board at $0.15	2,000,000	2,000	298,000			300,000
Common Stock Issued for Cash at $0.15 In Private Placement	100,000	100	14,900			15,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.075	86,667	87	8,913	(9,000)		—
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	2,200	2	248			250
Common Stock Issued for Cash at $0.20 In Private Placement	590,000	590	58,410			59,000
Common Shares issued for Cash at $0.15 In Private Placement	44,299	44	6,601			6,645
Common Stock Issued in Exercise of Share Purchase warrants at $0.068	146,300	147	9,853			10,000
Common Stock Issued for services at $0.125	100,000	100	12,400			12,500
Common Stock Issued for Cash at $0.20 In Private Placement	100,000	100	9,900			10,000
Common Stock Issued for Cash at $0.05 In Private Placement	400,000	400	19,600			20,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.05	275,000	275	13,475			13,750
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	29,412	30	2,470			2,500
Cash Received for Subscriptions Receivable				38,500		38,500
Fair value of warrants issued			560,110			560,110
Net (Loss)					(2,449,828)	(2,449,828)

Balance, April 30, 2008	93,901,168	$93,902	$3,711,194	$(5,500)	$(3,791,627)	$7,969

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders’ Equity (cont’d)
inception 17-July-1998 to 31-October-2008

	Common Stock		Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Total Equity

	Shares	Amount

Balance, April 30, 2008	93,901,168	$93,902	$3,711,194	$(5,500)	$(3,791,627)	$7,969
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	33,930	34	2,841	(625)		2,250
Common Stock Issued for Cash at $0.20 In Private Placement	325,000	400	44,600			45,000
Common Stock Issued for Cash at $0.10 In Private Placement	12,000	12	1,188			1,200
Common Stock Issued for Cash at $0.05 In Private Placement	7,382,000	7,382	361,718	(59,000)		310,100
Common Stock Issued for services at $0.10	150,000	150	14,850			15,000
Common Stock Issued for services at $0.08	50,000	50	3,950			4,000
Common Stock Issued for services at $0.05	3,100,000	3,100	151,900			155,000
Cash Received for Subscriptions Receivable				12,500		12,500
Fair value of warrants issued			18,924			18,924
Net (Loss)					(798,002)	(798,002)

Balance, July 31, 2008	104,954,098	105,030	4,311,165	(52,625)	(4,589,629)	(226,059)
Common Stock Issued for Cash at $0.15 In Private Placement	1,099,000	1,024	64,126			65,150
Common Stock Issued for Cash at $0.10 In Private Placement	892,000	892	43,608			44,500
Common Stock Issued for services at $0.10	67,000	67	4,933			5,000
Common Stock Issued for services at $0.086	2,000,000	2,000	170,000			172,000
Common Stock Issued for services at $0.08	4,097,000	4,097	323,663			327,760
Common Stock Issued for services at $0.075	771,000	771	56,979			57,750
Common Stock Issued for services at $0.0575	581,396	581	32,849			33,430
Cancellation of Issued Common Stock due to non-payment on receivable	(180,000)	(180)	(8,820)	9,000		—
Fair value of warrants issued			12,411			12,411
Net (Loss)					(475,279)	(475,279)

Balance, October 31, 2008	114,281,494	114,282	5,010,914	(43,625)	(5,064,908)	16,664

On November 18, 2005 the Company had a 2 for 1 forward stock split that has been retroactively applied to the above schedule.

On July 19, 2007 the Company had an 11 for 10 forward stock split that has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

			July 17, 1998 (Inception) to October 31, 2008
	Six Months Ended October 31,

	2008	2007

Operating Activities
Net Loss	$(1,273,281)	$(1,189,683)	$(5,064,908)
Adjustments to reconcile Net Loss
Loss on Outstanding Warrants	31,335	414,702	591,445
Stock Issued for Service and Conversion of Debt	757,190	35,000	1,570,021
Stock Issued to Acquire Mineral Property Lease	—	—	7,000
Stock Issued to Acquire Exploration Rights	—	—	75,000
Stock Issued to Acquire Fixed Assets	—	15,000	45,000
Stock Issued in Acquisition and Reorganization	—	—	(571,295)
Stock Issued for payment of Interest on Debt	12,750	—	12,750
Contributed Capital	—	—	45,087
Depreciation and Amortization	3,216	3,536	14,100
Changes in Operating Assets and Liabilities			—
(Increase)/Decrease in Accounts Receivable	—	—	—
(Increase)/Decrease in Other Receivables	(1,000,244)	—	(1,000,244)
(Increase)/Decrease in Prepaid Expenses	(437,867)	11,200	(438,167)
Increase/(Decrease) in Accounts Payable	371,105	45,952	488,791
Increase/(Decrease) in Deferred Gain	1,000,000	—	1,000,000
Increase/(Decrease) in Accrued Liabilities	35,447	—	35,447

Net Cash Used by Operating Activities	(500,349)	(664,293)	(3,189,973)

Investment Activities
Acquisition of Mineral Property	—	—	(58,091)
Right in General Cooper	(845)	—	(18,345)
Purchase of Equipment	—	(15,366)	(43,048)

Net Cash Used by Investment Activities	(845)	(15,366)	(119,484)

Financing Activities
Loans / (Repayments) -Related Parties	3,000	(53,000)	3,000
Cash Received from Subscriptions Receivable	12,500	—	7,000
Proceeds from the Sale of Stock	468,200	800,224	3,299,563

Net Cash Provided by Financing Activities	483,700	747,224	3,309,563

Net Increase / (Decrease) in Cash	(17,494)	67,565	106

Cash, Beginning of Period	17,600	193,796	—

Cash, End of Period	$106	$261,361	$106

Supplemental Information:
Interest Paid	$—	$1,070	$—
Income Taxes Paid	$—	$—	$—

The accompanying notes are an integral part of these statements

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(October 31, 2008 and April 30, 2008)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2008 audited financial statements. The results of operations for the period ended October 31, 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT EVENTS

On October 31, 2008, the Company entered into an agreement with Sunergy, Inc., in which the Company sold all of its rights to the 150 Sq. km. Nyinahin Mining Concession, in Ghana for $1,000,000 in cash and stock. The consideration for the sale is to consist of $500,000 in cash, which shall be payable as follows: (i) $50,000 which is to be provided within 5 days of the effective date of the agreement with General Metals, (ii) $200,000 which is to be provided by December 31, 2008, and (iii) the balance of $250,000 which is to be provided by April 30, 2009; and 2,000,000 restricted shares of

General Metals Corporation
Successor to General Gold Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(October 31, 2008 and April 30, 2008)

common stock of Sunergy Inc., at a deemed value of $0.25 per share. The Company expects to use the proceeds from the sale for working capital, continue expansion of the Independence Drill Program and permitting process, and other general corporate purposes.

NOTE 4 – SUBSEQUENT EVENTS

On December 5, 2008, the company amended the agreement with Sunergy to allow for the initial payment to be made on or before December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors”.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us” and “our” mean General Metals Corporation, unless otherwise indicated.

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

On March 15, 2007, we purchased 100% interest in Mikite Gold Resources (“Mikite”), a Ghanaian corporation with exclusive exploration rights to the 150 square kilometre Nyinahin mining concession near Bibiani, Ghana. Consideration paid was 1,000,000 restricted common shares with 1,000,000 share purchase warrants attached, priced @ $0.26 for a period of 2 years in satisfaction of full and complete payment.

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

Nyinahin Mining Concession

Effective March 15, 2007, General Metals completed the acquisition of 100% interest in Mikite Gold Resources (“Mikite”), a Ghanaian corporation with exclusive exploration rights to the Nyinahin Mining Concession near Bibiani, Ghana. The Mineral rights are for gold, diamonds and base metals.

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

On October 31, 2008, the Company entered into an agreement with Sunergy, Inc., in which the Company sold all of its rights to the 150 Sq. km. Nyinahin Mining Concession, in Ghana for $1,000,000 in cash and stock. The consideration for the sale is to consist of $500,000 in cash, which shall be payable as follows: (i) $50,000 which is to be provided within 5 days of the effective date of the agreement with General Metals, (ii) $200,000 which is to be provided by December 31, 2008, and (iii) the balance of $250,000 which is to be provided by April 30, 2009; and 2,000,000 restricted shares of common stock of Sunergy Inc., at a deemed value of $0.25 per share.

On November 3, 2008, the Company received a partial payment of $12,500 due on the principal payment as noted under the agreement for the sale of the Nyinahin Mining. On December 5, 2008, we amended the agreement with

Sunergy to allow for the remainder of the initial payment to be made on or before December 31, 2008 with the remainder of the agreement as originally drafted remaining in full force and effect.

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

The Wilson-Independence project is wholly owned by General Metals through a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement General Metals must expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials prior to September 30, 2010. Through April 30, 2008, we had expended approximately $760,000 on exploration which fulfills these expenditure requirements. From May 1, 2008 through July 9, 2008 we expended an additional $332,000 in exploration on the property. In accordance with SEC Industry Guide 7 and Generally Accepted Accounting Principles, until a proven and probable reserve is identified, 100% of all expenditures on the property are expensed in the consolidated statement of operations of the company.

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

Location and Access

All infrastructures necessary for the exploration, development and operation of a mine is readily available. The property is accessed via federal, state and county maintained all weather paved and gravel roads from the nearby town of Battle Mountain. A well-trained work force is available in the town of Battle Mountain, situated 30 miles north of the property along Interstate highway 80. Adequate ground water is available for diversion for future mining operations which enjoy special treatment as temporary or interim uses under Nevada water laws. Electrical power has recently been extended to within one mile of the project to service the Phoenix project, and the transcontinental natural gas line passes within 1.5 miles of the property.

The property has been the site of intermittent historic exploration and mining activities since the late 1920s. Past mining operations extracted 65,000 tons of high grade gold and silver ores from the property. The bulk of this activity occurred during two periods, the first from high grade ores shipped for direct smelting during the late 1940s and early 1950s, and a second from 1975 to 1983 when a significant amount of underground development took place, and a mill was erected on the property. Production grades have historically been high, with individual samples from stopes reported to contain up to 19,000 ounces of silver, and 64 ounces of gold. During its peak period of production in 1976 the mine shipped up to 1 ton of gold and silver bullion per month.

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

Drilling at the Independence continues, based on interpretation of the geologic drill logs and assay results, continuation of the program was warranted in order to provide sufficient drill density required to perform a gold-silver resource estimate for the Independence NS target. From March 15 to June 26, an additional 9,120 feet of RC drilling in 29 drill holes was completed bringing the total drilling by General Metals to more than 25,000 feet in 78 drill holes.

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

Drilling by General Metals has confirmed the presence of significant gold silver mineralization at the Independence target. The Hill Zone was discovered as a part of the ongoing integration of current drill and analytical data with the historic geologic, geochemical and mining data. Historically, mineralization at the Independence mine was believed to be terminated to the north by the Canyon fault. Interpretation of General Metals drilling in the Independence target and historic gold-silver surface sampling data indicated the offset of the Canyon fault to be minimal and projected the favorable hosts and the mineralized zone to continue north of the Canyon Fault. Based on this interpretation 7 drill holes were located to test the projected mineralization. At the time of this writing, results of 5 of the drill holes have been received and confirm the continuation of gold-silver mineralization to the north. This drilling has extended the gold-silver mineralization an additional 1,000 feet to the north. Although the indicated width and thickness of the Hill Zone mineralization is similar to the Independence target, mineralization remains open to the west, north and east. Drilling results from previous operators suggest the Hill Zone mineralization may be significantly wider than that in the Independence target.

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

East Side Target Area

This target area lies along the eastern portion of the Wilson Independence Property, adjacent to the Giant Phoenix Project Plan of Operation boundary. Widely spaced soil geochemical samples in this area return uniformly high results.

Surface/Shallow North Target

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

Independence Deep Target

This target has immediate potential to develop 1.4 to 2 million ounces of contained gold. Approximately 25,000 feet of drill core is on site and has been recently relogged.

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

•          Digitize underground workings, geology and sample data in 3D format. The budgeted costs are as follows:

Development Drilling and Production Permitting

The shallow target development drilling and production permitting program requires additional funding as described below to bring the project to construction ready for the processing facilities. The completed and proposed program is budgeted as follows:

Recent Completed Work – Development Drilling - Production Permitting:

Wilson-Independence project development	$1,250,000
Engineering, mine planning & production permitting	250,000
Working capital	500,000

Total Raised and Spent To Date:	$2,000,000

To Be Raised Funds –
Development Drilling – Production Permitting:

Wilson-Independence project development	$1,100,000
Engineering, mine planning & production permitting	500,000
Metallurgical testing and reporting	350,000
Reclamation Bonding	650,000
Working capital	900,000

Total To Be Raised for Development	$3,500,000

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

Financial Summary

The cost to put the Wilson-Independence project into production is estimated at $6.0 million. Initial production permitting commenced in mid 2008 with an anticipated production as soon thereafter as permitting will allow. Following is a table showing revenue projections for the first five years of production at a gold price of US$800 per ounce and a silver price of US$15.00 per ounce.

	Year ended April 30,

	2009	2010	2011	2012	2013	2014

Total Ore Mined (000’s t)	—	1,000	1,500	1,500	1,500	1,500
Processing Rate (t/day)	—	3,000	4,200	4,200	4,200	4,200
Silver Recovered (000’s oz)	—	900	1,260	1,260	1,260	1,260
Gold Recovered (000’s oz)	—	96	134	134	134	134
Revenue (000’s US$)	—	90,300	126,420	126,420	126,420	126,420
Permitting, Development & Production Capital (000’s US$)	(2,500)	(4,500)	(4,000)	(4,000)	(4,000)	(4,000)

Net Cashflow (000’s US$)	(2,500)	37,800	55,220	55,220	55,220	55,220

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

Estimated Net Expenditures During the Next Twelve Months

General and administrative expenses	$800,000

Development & permitting expenses	2,600,000

Professional fees	100,000

Total	3,500,000

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending October 31, 2009. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Results of Operations – Three and Six Months Ended October 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2008 which are included herein.

Our operating results for the three and six months ended October 31, 2008, for the three and six months ended October 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended October 31, 2008		Three Months Ended October 31, 2007		Change Between Three Month Period Ended October 31, 2008 and October 31, 2007

Revenue	$	Nil	$	Nil	$	Nil
Depreciation and amortization		1,607		1,768		(161)
General and administrative		48,309		6,910		41,399
Management and consulting		87,706		83,768		3,938
Exploration and development		299,937		224,482		75,455
Professional fees		12,545		35,458		(22,913)

Net loss		475,279		362,786		(112,493)

	Six Months Ended October 31, 2008		Six Months Ended October 31, 2007		Change Between Six Month Period Ended October 31, 2008 and October 31, 2007

Revenue	$	Nil	$	Nil	$	Nil
Depreciation and amortization		3,216		3,536		(320)
General and administrative		95,319		302,590		(207,271)
Management and consulting		343,673		163,899		179,774
Exploration and development		737,775		264,498		473,277
Professional fees		49,196		40,458		8,738

Net loss		1,273,281		1,189,683		83,598

Our accumulated losses increased to $5,064,908 as of October 31, 2008. Our financial statements report a net loss of $475,279 and $1,273,281 for the three and six month periods ended October 31, 2008, respectively, compared to a net loss of $362,786 and $1,189,683 for the three and six month periods ended October 31, 2007. Our losses have increased primarily as a result of an increase in exploration and development expenses.

As of October 31, 2008, we had $1,438,517 in current assets and $1,527,238 in current liabilities.

During the three month period ended October 31, 2008 we expensed $299,937 on exploration and development on our properties as compared to $224,482 during the three month period ended October 31, 2007.

During the six month period ended October 31, 2008 we expensed $737,775 on exploration and development on our properties as compared to $264,498 during the six month period ended October 31, 2007.

Liquidity and Financial Condition

Working capital

	At October 31, 2008	At April 30, 2008

Current assets	$1,438,517	$17,900
Current liabilities	1,527,238	117,686

Working capital	$(88,721)	$(99,786)

Cash Flows

	Three Months Ended
	October 31, 2008	October 31, 2007

Net cash used in operating activities	$113,796	$292,956
Net cash used in investing activities	(845)	0
Net cash provided by financing activities	112,650	315,600

Net increase (decrease) in cash during period	$(1,991)	$22,644

	Six Months Ended
	October 31, 2008	October 31, 2007

Net cash used in operating activities	$500,349	$664,293
Net cash used in investing activities	(845)	(15,366)
Net cash provided by financing activities	483,700	747,224

Net increase (decrease) in cash during period	$(17,494)	$67,565

Operating Activities

Net cash used in operating activities was $113,796 in the three months ended October 31, 2008 compared with net cash used in operating activities of $292,956 in the same period in 2007.

Net cash used in operating activities was $500,349 in the six months ended October 31, 2008 compared with net cash used in operating activities of $664,293 in the same period in 2007.

Our net cash used in operating activities since inception increased to $3,189,973 as of October 31, 2008.

Investing Activities

Net cash used in investing activities was $845 in the three months ended October 31, 2008 compared to net cash used in investing activities of nil in the same period in 2007. The increase in use of cash of $845 in investing activities is mainly attributable to our company increasing our investment in General Copper during the three month period ended October 31, 2008.

Net cash used in investing activities was $845 in the six months ended October 31, 2008 compared to net cash used in investing activities of $15,366 in the same period in 2007. The increase in use of cash of $14,521 in investing activities is mainly attributable to our company purchasing equipment during the six month period ended October 31, 2007 as compared to the period ended October 31, 2008.

Financing Activities

Net cash provided by financing activities was $112,650 in the three months ended October 31, 2008 compared to $315,600 in the same period in 2007.

Net cash provided by financing activities was $483,700 in the six months ended October 31, 2008 compared to $747,224 in the same period in 2007.

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

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

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

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 220,000,000 shares of common stock with a par value of $0.001 and 50,000,000 preferred shares with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Risks Associated With Our Common Stock:

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations and the Financial Industry Regulatory Authority’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

10.7	Share Purchase Agreement dated March 15, 2007 between our company and Sanibel Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

Item	Description

(21)	Subsidiaries

General Gold Corporation, a Nevada company

(31)	Section 302 Certification

31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32)	Section 906 Certification

32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION

(Registrant)

Dated: December 12, 2008	/s/ Stephen Parent

Stephen Parent
Chief Executive Officer and President
(Principal Executive Officer)

Dated: December 12, 2008	/S/ Daniel J. Forbush

Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)