Form 10-Q
period 2009-01-31
GENERAL METALS CORP
filed 2009-03-16
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: January 31, 2009
or

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

to file such reports), and (2) has been subject to such filing requirements for the past 90 days.			☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the. Act)			☐	Yes	☑	No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.			☐	Yes	☐	No

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
138,906,094 common shares issued and outstanding as of February 25, 2009

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended January 31, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Consolidated Balance Sheets

	January 31, 2009	April 30, 2008
		(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$2,042	$17,600
Prepaid Expenses	539,610	300
Other Receivables	987,500	—

Total Current Assets	1,529,152	17,900

Fixed Assets
Mineral Property	58,091	58,091
Investment in General Copper	17,500	17,500
Property and Equipment, net	27,341	32,164

Total Fixed Assets	102,932	107,755

Total Assets	$1,632,084	$125,655

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$404,273	$117,686
Accrued Liabilities	53,790	—
Deferred Gain	987,500	—
Loan from Related Parties	11,800	—

Total Current Liabilities	1,457,363	117,686

Total Liabilities	1,457,363	117,686

Stockholders' Equity
Preferred Stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	—	—
Common Stock, authorized 200,000,000 shares, par value $0.001, issued and outstanding on January 31, 2009 and April 30, 2008 is 137,383,494 and 93,901,168 respectively	137,384	93,902

Additional Paid-in Capital	5,549,158	3,711,194
Subscriptions (Receivable)/Cash Receipts	(68,625)	(5,500)
Accumulated Deficit during Exploration Stage	(5,443,196)	(3,791,627)

Total Stockholders' Equity	174,721	7,969

Total Liabilities and Stockholders' Equity	$1,632,084	$125,655

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended January 31,		Nine Months Ended January 31,		July 17, 1998 (Inception) to January 31,
	2009	2008	2009	2008	2009
Revenue	$—	$—	$—	$—	$—

Operating Expenses
Depreciation and Amortization	1,608	171	4,824	6,073	15,708
General and Administrative	(28,278)	6,543	67,041	170,442	1,437,172
Management and Consulting	347,360	203,588	691,033	503,812	1,757,941
Exploration and Development	45,643	191,872	783,419	456,370	1,570,521
Professional Fees	26,898	6,399	76,094	46,857	304,938

Total Expenses	393,231	408,573	1,622,411	1,183,554	5,086,280

(Loss) from Operations	(393,231)	(408,573)	(1,622,411)	(1,183,554)	(5,086,280)

Other Income (Expenses)
Interest Expense	(57)	—	(12,823)	—	(12,823)
Gain on sale of Mineral Properties	12,500	—	12,500	—	12,500
Easement Income	2,500	—	2,500	—	5,000
Gain on Forgiveness of Debt	—	—	—	—	243,452
Loss on Outstanding Warrants	—	(11,637)	(31,335)	(426,339)	(605,045)

Net Profit/(Loss) before Income Taxes	(378,288)	(420,210)	(1,651,569)	(1,609,893)	(5,443,196)

Provision for Income Taxes	—	—	—	—	—

Net Profit/(Loss)	$(378,288)	$(420,210)	$(1,651,569)	$(1,609,893)	$(5,443,196)

Basic (Loss) per Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of Shares	122,249,450	85,055,260	111,134,788	85,055,260

Diluted (Loss) per Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of Shares	128,497,249	87,382,763	118,606,852	87,382,763

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity

Inception 17-July-1998 to 31-October-2008

			Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Total Equity

	Common Stock
	Shares	Amount

Balance, July 17, 1998 (Inception)	—	$—	$—	$—	$—	$—
Common Stock Issued to Founders for Organizational Costs	5,500,000		(5,000)			500
Contributed Capital			87			87
Common Stock Issued for Acquisition Of License	22,000,000	22,000	(20,000)			2,000
Net (Loss)					(587)	(587)
Balance, April 30, 1999	27,500,000	27,500	(24,913)	—	(587)	2,000

Net (Loss)					(2,000)	(2,000)
Balance, April 30, 2000	27,500,000	27,500	(24,913)	—	(2,587)	—

Contributed Capital			9,000			9,000
Net (Loss )					(14,977)	(14,977)
Balance, April 30, 2001	27,500,000	27,500	(15,913)	—	(17,564)	(5,977)

Contributed Capital			9,000			9,000
Net (Loss)					(16,657)	(16,657)
Balance, April 30, 2002	27,500,000	27,500	(6,913)	—	(34,221)	(13,634)

Contributed Capital			9,000			9,000
Net (Loss)					(21)	(21)
Balance, April 30, 2003	27,500,000	27,500	2,087	—	(34,242)	(4,655)

Contributed Capital			9,000			9,000
Net (Loss)					(20,886)	(20,886)
Balance, April 30, 2004	27,500,000	27,500	11,087	—	(55,128)	(16,541)

Common Stock Issued for Cash at $0.125, net of $3,710 Offering Costs	3,854,400	3,854	430,436	(127,500)		306,790
Contributed Capital			9,000			9,000
Net (Loss)					(153,123)	(153,123)
Balance, April 30, 2005	31,354,400	31,354	450,523	(127,500)	(208,251)	146,126

Cash Received for Subscriptions Receivable				127,500		127,500
Common Stock Issued for Cash at $0.25 In Private Placement	44,000	44	4,956			5,000
Common Stock Issued for Cash at $0.125 In Private Placement	26,400	26	2,974			3,000
Common Stock Issued at $0.001 to exercise lease agreement	5,500,000	5,500	(500)			5,000
Common Stock Issued for Cash at $0.125 In Private Placement	2,782,450	2,782	313,406			316,188
Common Stock Issued in Reorganization	8,436,541	8,437	(579,732)			(571,295)
Common Stock Issued to Convert Debt at 0.0185 as Agreed in February 2005	22,034,546	22,035	348,546			370,581
Common Stock Issued as Incentive	550,000	550	(50)			500
Common Stock Returned and Cancelled	(550,000)	(550)	50			(500)
Common Stock Issued in Exercise of Warrants at $0.25	702,900	703	159,047			159,750
Net (Loss)					(418,616)	(418,616)
Balance, April 30, 2006	70,881,237	70,881	699,220	—	(626,867)	143,234

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity (cont’d)

Inception 17-July-1998 to 31-October-2008

			Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Total Equity

	Common Stock
	Shares	Amount

Balance, April 30, 2006	70,881,237	70,881	699,220	—	—	143,234
Deposit received on Private Placement				76,000		76,000
Common Stock Issued in Exercise of Warrants at $0.25	110,000	110	24,890			25,000
Common Stock Issued for Cash at $0.125 In Private Placement	440,000	440	49,560	(50,000)		—
Common Stock Issued for Service at $0.125 per share	158,400	158	17,842			18,000
Common Stock Issued for Purchase of fixed asset at $0.075	220,000	220	14,780			15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052			11,216
Common Stock Issued for Services at $0.075 per share	330,000	330	22,170			22,500
Common Stock Issued to Convert Debt $0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.075 In Private Placement	3,770,063	3,770	253,280	(163,800)		93,250
Common Stock Issued for Cash at $0.075 for Exploration Rights	1,100,000	1,100	73,900			75,000
Common Stock Issued for Cash at $0.075 For Employee Incentive	275,000	275	18,475			18,750
Common Stock Issued for Cash at $0.125 In Private Placement	2,332,000	2,332	262,668			265,000
Common Stock Issued for Cash at $0.125 In Private Placement	363,440	363	40,937	(41,300)		—
Cash Received for Subscriptions Receivable				137,800		137,800
Net (Loss)					(714,932)	(714,932)
Balance, April 30, 2007	80,657,967	80,656	1,523,261	(41,300)	(1,341,799)	220,818

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity (cont’d)

Inception 17-July-1998 to 31-October-2008

			Paid in Capital	Stock Subscriptions (Receivable	(Deficit) Accumulated During Exploration Stage	Total Equity

	Common Stock
	Shares	Amount

Balance, April 30, 2007	80,657,967	80,656	1,523,261	(41,300)	(1,341,799)	220,818
Common Stock issued to convert Debt at $0.075 per share	513,333		34,487			35,000
Common Stock Issued for Cash at $0.125In Private Placement	667,040	667	75,133			75,800
Common Stock Issued in Exercise of Share Purchase Warrants at $0.075	2,343,219	2,344	157,421			159,765
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	654,500	655	118,345			119,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.125	44,000	44	4,956			5,000
Common Stock Issued for purchase of asset at $0.125	132,000	132	14,868			15,000
Common Stock recorded to balance with
Transfer Agent Records	177,760	178	(178)			—
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	216,000	216	42,984			43,200
Common Stock Issued for Cash at $0.125In Private Placement	52,470	53	6,506			6,559
Cash Received for Subscriptions Receivable				50,300		50,300
Common Stock Issued for Cash at $0.20 In Private Placement	2,503,000	2,503	498,097	(160,000)		340,600
Common Stock Issued in Exercise of Share Purchase Warrants at $0.07	733,334	733	49,267			50,000
Common Stock Issued for Cash at $0.15 In Private Placement	800,000	800	119,200	(35,000)		85,000
Cash Received for Subscriptions Receivable				151,000		151,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.068	146,667	147	9,853			10,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.10	110,000	110	7,390			7,500
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	176,000	176	19,824			20,000
Common Stock Issued for purchase of asset at $0.15	100,000	100	14,900			15,000
Common Stock Issued for services to the advisory board at $0.15	2,000,000	2,000	298,000			300,000
Common Stock Issued for Cash at $0.15 In Private Placement	100,000	100	14,900			15,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.075	86,667	87	8,913	(9,000)		—
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	2,200	2	248			250
Common Stock Issued for Cash at $0.20 In Private Placement	590,000	590	58,410			59,000
Common Shares issued for Cash at $0.15 In Private Placement	44,299	44	6,601			6,645
Common Stock Issued in Exercise of Share Purchase warrants at $0.068	146,300	147	9,853			10,000
Common Stock Issued for services at $0.125	100,000	100	12,400			12,500
Common Stock Issued for Cash at $0.20 In Private Placement	100,000	100	9,900			10,000
Common Stock Issued for Cash at $0.05 In Private Placement	400,000	400	19,600			20,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.05	275,000	275	13,475			13,750
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	29,412	30	2,470			2,500
Cash Received for Subscriptions Receivable				38,500		38,500
Fair value of warrants issued			560,110			560,110
Net (Loss)					(2,449,828)	(2,449,828)
Balance, April 30, 2008	93,901,168	93,902	3,711,194	(5,500)	(3,791,627)	7,969

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity (cont’d)

Inception 17-July-1998 to 31-October-2008

			Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Total Equity

	Common Stock
	Shares	Amount

Balance, April 30, 2008	93,901,168	93,902	3,711,194	(5,500)	(3,791,627)	7,969

Common Stock Issued in Exercise of Share Purchase warrants at $0.085	33,930		2,841	(625)		2,250
Common Stock Issued for Cash at $0.20 In Private Placement	325,000	400	44,600			45,000
Common Stock Issued for Cash at $0.10 In Private Placement	12,000	12	1,188			1,200
Common Stock Issued for Cash at $0.05 In Private Placement	7,382,000	7,382	361,718	(59,000)		310,100
Common Stock Issued for services at $0.10	150,000	150	14,850			15,000
Common Stock Issued for services at $0.08	50,000	50	3,950			4,000
Common Stock Issued for services at $0.05	3,100,000	3,100	151,900			155,000
Cash Received for Subscriptions Receivable				12,500		12,500
Fair value of warrants issued			18,924			18,924
Net (Loss)					(798,002)	(798,002)
Balance, July 31, 2008	104,954,098	105,030	4,311,165	(52,625)	(4,589,629)	(226,059)
Common Stock Issued for Cash at $0.15 In Private Placement	1,099,000	1,024	64,126			65,150
Common Stock Issued for Cash at $0.10 In Private Placement	892,000	892	43,608			44,500
Common Stock Issued for services at $0.10	67,000	67	4,933			5,000
Common Stock Issued for services at $0.086	2,000,000	2,000	170,000			172,000
Common Stock Issued for services at $0.08	4,097,000	4,097	323,663			327,760
Common Stock Issued for services at $0.075	771,000	771	56,979			57,750
Common Stock Issued for services at $0.0575	581,396	581	32,849			33,430
Cancellation of Issued Common Stock due to non-payment on receivable	(180,000)	(180)	(8,820)	9,000		—
Fair value of warrants issued			12,411			12,411
Net (Loss)					(475,279)	(475,279)
Balance, October 31, 2008	114,281,494	114,282	5,010,914	(43,625)	(5,064,908)	16,663
Common Stock Issued for Cash at $0.02 In Private Placement	2,000,000	2,000	38,000	(5,000)		35,000
Common Stock Issued for services at $0.017	750,000	750	12,250			13,000
Common Stock Issued for services at $0.025	3,502,000	3,502	83,998			87,500
Common Stock Issued for services at $0.03	3,500,000	3,500	101,500			105,000
Common Stock Issued for Cash at $0.02 In Private Placement	2,350,000	2,350	44,650	(20,000)		27,000
Common Stock Issued for Cash at $0.018 In Private Placement	1,000,000	1,000	16,500			17,500
Common Stock Issued for services at $0.03	6,500,000	6,500	174,846			181,346
Common Stock Issued for services at $0.02	3,500,000	3,500	66,500	—		70,000
Fair value of warrants issued						—
Net (Loss)					(378,288)	(378,288)
Balance, January 31, 2009	137,383,494	$137,384	$5,549,158	$(68,625)	$(5,443,196)	$174,721

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended January 31,		July 17, 1998 (Inception) to January 31
	2009	2008	2009
Operating Activities
Net Loss	$(1,651,569)	$(1,609,893)	$(5,443,196)
Adjustments to reconcile Net Loss
Loss on Outstanding Warrants	31,335	436,738	591,445
Stock Issued for Service and Conversion of Debt	1,214,035	35,000	2,026,867
Stock Issued to Acquire Mineral Property Lease	—	—	7,000
Stock Issued to Acquire Exploration Rights	—	—	75,000
Stock Issued to Acquire Fixed Assets	—	15,000	45,000
Stock Issued in Acquisition and Reorganization	—	—	(571,295)
Stock Issued for payment of Interest on Debt	12,750	—	12,750
Gain on the Sale of Mineral Property	(12,500)		(12,500)
Contributed Capital	—	—	45,087
Depreciation and Amortization	4,824	6,073	15,707
Changes in Operating Assets and Liabilities			—
(Increase)/Decrease in Accounts Receivable	—	—	—
(Increase)/Decrease in Other Receivables	(987,500)	—	(987,500)
(Increase)/Decrease in Prepaid Expenses	(539,310)	11,200	(539,610)
Increase/(Decrease) in Accounts Payable	286,587	28,691	404,273
Increase/(Decrease) in Deferred Gain	987,500	—	987,500
Increase/(Decrease) in Accrued Liabilities	53,790	—	53,790

Net Cash Used by Operating Activities	(600,058)	(1,077,191)	(3,289,682)

Investment Activities
Acquisition of Mineral Property	—	—	(58,091)
Right in General Cooper	—	—	(17,500)
Sale of Fixed Assets		—	—
Sale of Mineral Property	12,500	—	12,500
Purchase of Equipment	—	(15,366)	(43,048)

Net Cash Used by Investment Activities	12,500	(15,366)	(106,139)

Financing Activities
Loans / (Repayments) -Related Parties	11,800	(63,184)	11,800
Cash Received from Subscriptions Receivable	(63,125)	116,000	(68,625)
Proceeds from the Sale of Stock	623,325	970,224	3,454,688

Net Cash Provided by Financing Activities	572,000	1,023,040	3,397,863

Net Increase / (Decrease) in Cash	(15,558)	(69,517)	2,042

Cash, Beginning of Period	17,600	193,796	—

Cash, End of Period	$2,042	$124,279	$2,042

Supplemental Information:
Interest Paid	$12,750	$—	$—
Income Taxes Paid	$—	$—	$—

The accompanying notes are an integral part of these statements

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(January 31, 2009 and April 30, 2008)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 audited financial statements. The results of operations for the period ended January 31, 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

On November 3, 2008, the Company received a partial payment of $12,500 due on the principal payment as noted under the agreement for the sale of the Nyinahin Mining. On December 5, 2008, the Company amended the agreement with Sunergy to allow for the remainder of the initial payment to be made on or before December 31, 2008.

As of January 31, 2009, the Company has received stock consideration from Sunergy as noted in the agreement above but not the remainder of the initial payment. As such, the balance of the gain remains deferred at the date of financial position.

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

On January 20, 2006, we entered into a Share Purchase Agreement with General Gold Corporation, a Nevada company incorporated on July 17, 1998, and the former shareholders of General Gold set out in the Agreement. The closing of the transactions contemplated in the Agreement and the acquisition by our company of all of the issued and outstanding and convertible securities of General Gold occurred on March 15, 2006. For financial statement purposes, General Gold, the acquired entity, is regarded as the predecessor entity as of March 15, 2006.

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

On November 3, 2008, the Company received a partial payment of $12,500 due on the principal payment as noted under the agreement for the sale of the Nyinahin Mining. On December 5, 2008, the Company amended the agreement with Sunergy to allow for the remainder of the initial payment to be made on or before December 31, 2008.

As of January 31, 2009, the Company has received stock consideration from Sunergy as noted in the agreement above but not the remainder of the initial payment. As such, the balance of the gain remains deferred at the date of financial position.

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

The property has been the site of intermittent historic exploration and mining activities since the late 1920s. Past mining operations extracted 65,000 tons of high grade gold and silver ores from the property. The bulk of this activity occurred during two periods, the first from high grade ores shipped for direct smelting during the late 1940s and early 1950s, and a second from 1975 to 1983 when a significant amount of underground development took place, and a mill was erected on the property. During its peak period of production in 1976 the mine shipped up to 1 ton of gold and silver bullion per month.The Independence Mines property consists of 14 whole and fractional unpatented lode mining claims, which cover approximately 240 acres.

Mineral Ownership

The Wilson-Independence claims are 100% controlled by us

Plan of Operations

Situated in the Battle Mountain – Cortez gold belt, the Wilson-Independence gold project represents an opportunity for a gold-silver operation with potential for near surface open pit and deeper high grade underground production. Gold is indicated in three discrete drilled zones with sufficient values and spacing to warrant additional development drilling.

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

•

Drill intercepts of material suggest the gold-silver grades in parts of the deposit may be significantly increased.

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

Project Site

•

Complete definition drilling in the Independence NS and Hill Zone targets. – Completed as of January 31, 2009

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

•

Third party review of the QA-QC data. – Completed during February 2009

•

Obtain check assays.

•

Begin initial 3D modeling and variography of the deposit to confirm optimum drill density. - Underway as of the filing of this report

•

Begin permitting process with the BLM for extended exploration.

Reno Office

•

Catalog and index data and reports on file from previous operators. – Nearing completion as of the filing of this report

•

Digitize underground workings, geology and sample data in 3D format. – Completed and submitted to independent third party review and analysis as of the filing of this report

Cash Requirements

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

Estimated Net Expenditures During the Next Twelve Months

General and administrative expenses	$800,000
Development & permitting expenses	2,600,000
Professional fees	100,000
Total	$3,500,000

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding exploration activities) over the twelve months ending January 31, 2010, unless funding allows us to complete the permitting process at which time we would begin construction of a processing facility the design and cost of which will be determine as the process unfolds. To the extent that equipment is required for our exploration program it will be provided by third party contractors or leased.

Corporate Offices

We do not own any real property. Our principal business offices are located at 615 Sierra Rose Drive, Suite 1, Reno, NV 89511. We currently lease our space at an annual cost of $22,392. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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

Results of Operations – Three and Nine Months Ended January 31, 2009 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2009 which are included herein.

Our operating results for the three and nine months ended January 31, 2009, for the three and nine months ended January 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended January 31, 2009		Three Months Ended January 31, 2008		Change Between Three Month Period Ended January 31, 2009 and January 31, 2008
Revenue	$	Nil	$	Nil	$	Nil
Depreciation and amortization		1,608		171		1,437
General and administrative		(28,278)		6,543		(34,821)
Management and consulting		347,360		203,588		143,772
Exploration and development		45,643		191,872		(146,229)
Professional fees		26,898		6,399		20,499

Net loss		$378,288		$420,210		$(41,922)

	Three Months Ended January 31, 2009		Three Months Ended January 31, 2008		Change Between Three Month Period Ended January 31, 2009 and January 31, 2008
Revenue	$	Nil	$	Nil	$	Nil
Depreciation and amortization		4,824		6,073		(1,249)
General and administrative		67,041		170,442		(103,401)
Management and consulting		691,033		503,812		187,221
Exploration and development		783,419		456,370		327,049
Professional fees		76,094		46,857		29,237

Net loss		$1,651,569		$1,609,893		$41,676

Our accumulated losses increased to $5,443,196 as of January 31, 2009. Our financial statements report a net loss of $378,288 and $1,651,569 for the three and nine month periods ended January 31, 2009, respectively, compared to a net loss of $420,210 and $1,609,893 for the three and nine month periods ended January 31, 2008. Our losses have increased primarily as a result of an increase in exploration and development expenses and consulting expenses.

As of January 31, 2009, we had $1,529,152 in current assets and $1,457,363 in current liabilities.

During the three month period ended January 31, 2009, we expensed $45,643 on exploration and development on our properties as compared to $191,872 during the three month period ended January 31, 2008.

During the nine month period ended January 31, 2009 we expensed $783,419 on exploration and development on our properties as compared to $456,370 during the nine month period ended January 31, 2008.

Liquidity and Financial Condition

Working Capital

	At January 31, 2009	At April 30, 2008
Current asset	$1,529,152	$17,900
Current Liabilities	1,457,363	117,686
	$71,789	$(99,786)

Cash Flows

	Three Months Ended
	January 31, 2009	January 31, 2008
Net cash used in operating activities	$99,709	$412,898
Net cash provided by investing activities	13,345	0
Net cash provided by financing activities	88,300	275,816
Net increase (decrease) in cash during period	$1,936	$(137,082)

	Nine Months Ended
	January 31, 2009	January 31, 2008
Net cash used in operating activities	$600,058	$1,077,191
Net cash provided (used) in investing activities	12,500	(15,366)
Net cash provided by financing activities	572,000	1,023,040
Net increase (decrease) in cash during period	$(15,558)	$(69,517)

Operating Activities

Net cash used in operating activities was $99,709 in the three months ended January 31, 2009 compared with net cash used in operating activities of $412,898 in the same period in 2007. This decrease of $313,189 in cash used for operations in the three months ended January 31, 2009 results from lower cost exploration activities such as report compilation and indexing/cataloging prior operator’s data as compared to higher cost drilling and assaying activities completed in the prior year period.

Net cash used in operating activities was $600,058 in the nine months ended January 31, 2009 compared with net cash used in operating activities of $1,077,191 in the same period in 2007. This decrease of $477,133 in cash used for operations in the nine months ended January 31, 2009 results from same reasons as the three month period.

Our net cash used in operating activities since inception increased to $3,289,682 as of January 31, 2009.

Investing Activities

Net cash provided by investing activities was $13,345 in the three months ended January 31, 2009 compared to net cash used in investing activities of nil in the same period in 2007. The increase in cash of $13,345 in investing activities is mainly attributable to our company recognizing $12,500 from the sale of our property in Ghana while being repaid $845 of our investment in General Copper Company.

Net cash used in investing activities was $12,500 in the nine months ended January 31, 2009 compared to net cash used in investing activities of $15,366 in the same period in 2007. The increase in use of cash of $27,866 in investing activities is mainly attributable to our company recognizing $12,500 from the sale of our property in Ghana during the nine month period ended January 31, 2009, while purchasing equipment during the ended January 31, 2008.

Financing Activities

Net cash provided by financing activities was $88,300 in the three months ended January 31, 2009 compared to $275,816 in the same period in 2007.

Net cash provided by financing activities was $572,000 in the nine months ended January 31, 2009 compared to $1,023,040 in the same period in 2007.

All changes in the levels of cash provided by financing activities is the result of changes in the value of private placements subscribed under Section 144 of the Securities and Exchange Act of 1934.

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

Additionally, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

10.7	Share Purchase Agreement dated March 15, 2007 between our company and Sanibel Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
(21)	Subsidiaries
General Gold Corporation, a Nevada company

Item	Description
(31)	Section 302 Certification
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION
(Registrant)

Dated: March 12, 2009	By:	/s/ STEPHEN PARENT
Stephen Parent
Chief Executive Officer and President (Principal Executive Officer)

Dated: March 12, 2009	By:	/s/ DANIEL J. FORBUSH
Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)