Form 10-K
period 2009-04-30
GENERAL METALS CORP
filed 2009-08-13
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     [  ] to [  ]

Commission file number    000-30230

———————

General Metals Corporation

(Exact name of registrant as specified in its charter)

———————

Delaware	65-0488983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Sierra Rose Drive, Suite 1, Reno, NV	89511
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   775-583-4636

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 10, 2009 was $11,284,149 based on a $0.06 closing price for the Common Stock on August 10, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

212,689,225 shares of common stock issued & outstanding as of August 10, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Page

PART I

Item 1.             Business

1

Item 1A.          Risk Factors

3

Item 1B.          Unresolved Staff Comments

7

Item 2.             Properties

7

Item 3.             Legal Proceedings

9

Item 4.             Submissions of Matters to a Vote of Security Holders

9

PART II

Item 5.             Market for Common Equity and Related Stockholder Matters

10

Item 6.             Selected Financial Data

13

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

20

Item 8.             Financial Statements and Supplementary Data

21

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

46

Item 9A (T).    Controls and Procedures

46

Item 9B.           Other Information

47

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

48

Item 11.           Executive Compensation

51

Item 12.           Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

53

Item 13.           Certain Relationships and Related Transactions, and Director Independence

54

Item 14.           Principal Accountants Fees and Services

54

PART IV

Item 15.           Exhibits, Financial Statement Schedules

55

PART I

Item 1.

Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our company”, mean General Metals Corporation a Delaware corporation and our subsidiary, General Gold Corporation, a Nevada corporation, unless otherwise indicated.

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

Our business office is located at 615 Sierra Rose Drive, Suite 1, Reno, NV 89511. This is our mailing address as well. Our telephone number is 775-583-4636.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change its business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Our Current Business

We are engaged primarily in the acquisition, exploration, and development of mineral properties, presently focused on our Independence Project located in Battle Mountain, Nevada.

In April 2005, we acquired through the assignment of a lease certain unpatented mining claims located in the Battle Mountain District, Lander County, State of Nevada, as more particularly described in the lease, known also as the “Independence Mine”. In August 2007 we expanded the Independence Mine by adding four mining claims and two additional easements. These claims cover the area where the existing cyanide decantation mill and operating facilities are currently sited and the area where the Pioneer haul road to and from the Sunshine pit crosses the Independence claims; specifically, Independence #1, #2, DC#83 and An Old Glory. Since acquiring the lease, and additional mining claims and easements, our exploration and development activities have been focused on getting the Independence Mine into production. See Item 2 Properties for a more detailed discussion.

The purchase price paid by us to Gold Range, LLC in consideration for the assignment of the lease was $75,000, 5,000,000 of our restricted common shares and a 1% net smelter return royalty payable to Gold Range, LLC in addition to other underlying net smelter return requirements.

On March 15, 2007, we acquired a 100% interest in Mikite Gold Resources, a Ghanaian corporation with exclusive exploration rights to the 150 square kilometre Nyinahin mining concession near Bibiani, Ghana. On October 31, 2008 we sold all of our interest in the Nyinahin mining concession for $500,000 in cash, and 2,000,000 restricted shares of common stock of Sunergy Inc. On November 3, 2008, we received a partial payment of $12,500 due on the principal payment as noted under the agreement for the sale of the Nyinahin Mining. On December 5, 2008, we amended the agreement with Sunergy to allow for the remainder of the initial payment to be made on or before December 31, 2008. On December 30, 2008, we accepted 500,000 freely tradable shares as a $250,000 payment on the purchase price in lieu of cash.  As of April 30, 2009, we have received stock consideration from Sunergy as noted in the agreements above. On or about July 29, 2009, we entered into an agreement with Sunergy, Inc for the final terms for the sale of the Nyinahin Mining Concession to Sunergy. Pursuant to the agreement with General Metals, as amended, the outstanding consideration payable by Sunergy consisted of $237,500, which was due on April 30, 2009. In full and final satisfaction of all amounts, General Metals has agreed to accept 2,000,000 restricted shares of common stock of Sunergy.

In addition to the on-going development of the Independence Mine, we are continually seeking to acquire other mining claims, as our funding permits.

Competition

The mining industry is intensely competitive. We compete with numerous individuals and companies, including many major mining companies, which have substantially greater technical, financial, and operational resources and staffs. Accordingly, there is a high degree of competition for access to funds. There are other competitors that have operations in the area and the presence of these competitors could adversely affect our ability to compete for financing and obtain the service providers, staff or equipment necessary for the exploration and exploitation of our properties.

Compliance with Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Employees

Currently our only employees are our directors, officers, office administrator and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing though subsequent to year end we have received private placement subscriptions totaling $815,792,

Subsidiaries

General Gold Corporation, a Nevada corporation is our wholly owned subsidiary.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send this form 10-K report which includes our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 1A.

Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

•

drilling, exploration and completion costs for our Independence mine project increase beyond our expectations; or

•

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

We have no history of revenues from operations and limited tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. The potential problems include, but are not limited to, unanticipated issues in our exploration and development activities and additional costs related thereto which are not included in current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration programs do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of precious metals on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The potential problems include, but are not limited to, unanticipated issues in our exploration and development activities and additional costs related thereto which are not included in current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. If our exploration costs are greater than anticipated, then we will not be able to carry out all the exploration of the properties that we intend to carry out. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain, and shortages of qualified personnel.

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

There are several Federal and State governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada and the refulations of the Bureau of Land Management as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies, or current administrative practices of any government body, organization, or regulatory agency in the United States or any other jurisdiction, may be changed, applied, or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies, or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

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

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares for significant amount of services or raise funds through the sale of equity securities.

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

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

On April 28, 2009, we purchased a 480 acre of private land which will be used for mineral processing, equipment storage and maintenance. The full purchase price was $67,767 with 30% down and the balance by way of seller financing at 10% per annum for a period of 10 years with quarterly payments of $1,874 amortized over 10 years with no pre-payment penalty. Legal Description: Township 30 North, Range 43 East, M.D.M., Section 17 N/2, SW/4 comprising 480 acres..

Our principal business offices are located 615 Sierra Rose Drive, Suite 1, Reno, NV 89511. We currently lease our space at an annual cost of $36,855. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

The Independence Mine Property

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

The Wilson-Independence project is wholly owned by General Metals though it subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement General Metals was required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals, or materials which expenditure was fulfilled prior to the year ended April 30, 2008, as we expended approximately $658,000 through that date. During the year ended April, 30, 2009, we spent approximately $995,000 on exploration and development including the initiation of the permitting process.

The term of the lease is for a period of 20 years commencing October 1, 2005. There is a production royalty payable for the sale of all gold, silver, or platinum based upon the average daily price of gold on the London Metal Exchange as follows: 3% when the price of gold per ounce is less than $375, 4% when the price of gold per ounce is between $375 and $475 and 5% when the price of gold is over $475. There is also a production royalty of 3% payable on the sale of all substances other than gold, silver, and platinum.

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

The property has been the site of intermittent historic exploration and mining activities since the late 1920s. Past mining operations extracted 65,000 tons of high grade gold and silver ores from the property. The bulk of this activityoccurred during two periods, the first from high grade ores shipped for direct smelting during the late 1940s and early 1950s, and a second from 1975 to 1983 when a significant amount of underground development took place, and a mill erected on the property. During its peak period of production in 1976 the mine shipped up to 1 ton of gold and silver bullion per month.

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

Mineralized outcrops are common on the property. Many on the southern part of the property have been prospected by shallow prospect shafts, pits, and trenches. In addition, over 100 Reverse Circulation and Core holes, and extensive shallow underground mine workings in the Independence Mine indicate wide spread, shallow, near surface mineralization which we feel represents a valid exploration target for potential future surface, bulk mining operations

Historic drilling and underground mine workings indicate wide spread mineralization, both in shallow, near surface, and deep targets. There are presently no identified reserves or resources on the property. We intend to conduct phased exploration programs to evaluate the mineral potential of this property, with the objective of identifying and developing mineral resources and reserves reportable under SEC Industry Guide 7.

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

Independence Shallow Target

Promising shallow and near surface mineralization has been identified. The Shallow Target contains an oxide target hosted entirely in the Pumpernickel Formation. To date over 130 drill holes and roughly eight (8) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface/ shallow resources has been the lack of drilling information. In addition, review of the work done by those which held interests in the property previously has identified a total of eight shallow near surface mineralized targets on the property with 4 of those being north of the Canyon Fault and three others where no mining has been performed and minimal geologic sampling and drilling work completed. To date, we spent over $1.0 million drilling sampling and evaluating these targets. A report on the detailed review of these targets and the results of the exploration and development program follows in Item 7 Management's Discussion and Analysis or Plan of Operation.

Mill & Building On Site

A relatively intact 50 to 75 ton per day Counter Current – Decantation cyanide mill is situated on the property. The present condition of the jaw crusher, cone crusher, and ball mill are being evaluated and could possibly be returned to serviceable condition. A complete set of new rubber liners for the ball mill are on site. The mill is housed in a metal clad building erected in 1987.

Mineral Ownership

The Wilson-Independence claims are 100% controlled by our company.

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.

Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended April 30, 2009.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2009	$ 0.05	$ 0.02
January 31, 2009	$0.034	$0.012
October 31, 2008	$ 0.11	$0.025
July 31, 2008	$ 0.16	$0.071
April 30, 2008	$ 0.23	$ 0.09
January 31, 2008	$ 0.22	$ 0.14
October 31, 2007	$ 0.23	$ 0.12
July 31, 2007	$ 0.51	$ 0.20
April 30, 2007	$ 0.29	$0.082

———————

(1)

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, NV 89501 (Telephone: 1-775-322-0626; Facsimile: 1-775-322-5623).On July 21, 2009, the list of stockholders for our shares of common stock showed 341 registered stockholders and 205,391,925 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on March 4, 1995. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

We have no formal authorized Equity Compensation Plans. The Board grants warrants and/or stock when it deems appropriate. The following table provides a summary of the warrants outstanding, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	1,800,000	0.24	Nil
Total	1,800,000	0.24	Nil

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of April 30, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Stephen Parent	750,000	Nil	Nil	0.25	4/8/10	Nil	Nil	Nil	Nil
Daniel Forbush	750,000	Nil	Nil	0.25	4/8/10	Nil	Nil	Nil	Nil
David Salari	100,000	Nil	Nil	0.25	4/8/10	Nil	Nil	Nil	Nil
Larry M. Bigler	200,000	Nil	Nil	0.20	4/8/10	Nil	Nil	Nil	Nil

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2009.

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

The table below summarized the issuance of shares during the year ended April 30, 2008

Description	# of shares
Common Stock issued to convert Debt at $0.075 per share	513,333
Common Stock Issued for Cash at $0.125 In Private Placement	667,040
Common Stock Issued in Exercise of Share Purchase Warrants at $0.075	2,520,979
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	654,500
Common Stock Issued in Exercise of Share Purchase Warrants at $0.125	44,000
Common Stock Issued for purchase of asset at $0.125	132,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	216,000
Common Stock Issued for Cash at $0.125 In Private Placement	52,470
Common Stock Issued for Cash at $0.20 In Private Placement	2,503,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.07	733,334
Common Stock Issued for Cash at $0.15 In Private Placement	900,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.068	146,667
Common Stock Issued in Exercise of Share Purchase Warrants at $0.10	110,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.114	176,000
Common Stock Issued for services to the Advisory Board at $0.15	2,000,000
Common Stock Issued for Cash at $0.15 In Private Placement	100,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.075	86,667
Common Stock Issued in Exercise of Share Purchase Warrants at $0.114	2,200
Common Stock Issued for Cash at $0.20 In Private Placement	590,000
Common Shares issued for Cash at $0.15 In Private Placement	44,299
Common Stock Issued in Exercise of Share Purchase Warrants at $0.068	146,300
Common Stock Issued for services at $0.125	100,000
Common Stock Issued for Cash at $0.20 In Private Placement	100,000
Common Stock Issued for Cash at $0.05 In Private Placement	400,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.05	275,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.085	29,412
Total	13,243,201

We issued the securities to accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

The table below summarized the issuance of shares during the year ended April 30, 2009

Description	# of shares
Cancellation of previously issued common stock	(180,000)
Common Stock Issued for Cash at $0.014 in Private Placement	7,000,000
Common Stock Issued for Cash at $0.015 in Private Placement	2,000,000
Common Stock Issued for Cash at $0.018 in Private Placement	1,000,000
Common Stock Issued for Cash at $0.02 in Private Placement	8,400,000
Common Stock Issued for Cash at $0.025 in Private Placement	2,502,000
Common Stock Issued for Cash at $0.05 in Private Placement	8,274,000
Common Stock Issued for Cash at $0.075 in Private Placement	870,000
Common Stock Issued for Cash at $0.10 in Private Placement	150,000
Common Stock Issued for Cash at $0.15 in Private Placement	416,000
Common Stock Issued for services at $0.017	750,000
Common Stock Issued for services at $0.02	3,500,000
Common Stock Issued for services at $0.021	4,250,000
Common Stock Issued for services at $0.024	2,500,000
Common Stock Issued for services at $0.025	1,000,000
Common Stock Issued for services at $0.029	581,396
Common Stock Issued for services at $0.03	10,000,000
Common Stock Issued for services at $0.036	11,000,000
Common Stock Issued for services at $0.05	3,100,000
Common Stock Issued for services at $0.075	838,000
Common Stock Issued for services at $0.08	4,147,000
Common Stock Issued for services at $0.086	2,000,000
Common Stock Issued for services at $0.10	150,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.085	33,930
Total	74,282,326

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2009 and April 30, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Fiscal Year 2010 –Permitting and Development Program

During fiscal year 2010, the Company has undertaken an aggressive program to rapidly move the Independence project toward production. We anticipate being able to secure necessary studies and permits to allow us to proceed to production in the near term. We already initiated work to complete a current, independent, technical report and resource calculation to be compliant with Canadian National Instrument 43-101. The Company anticipates this report will be completed by mid year. This report will not meet SEC Industry Guide 7 guidelines but will provide information in a familiar format for our Canadian and European investors.

To further expedite the planned near term production, the Company has contracted Dyer Engineering of Reno, Nevada to organize and initiate environmental, archeological and other studies required in the permitting process necessary to place the Independence Mine into commercial production. We have contracted for and expect to receive shortly, the Cultural/Archeological Report, the Flora and Fauna Report and have received the Cold and Warm Weather Bat Report required to be completed prior to submitting for operating permits from the Bureau of Land Management. Additionally, we are presently establishing water rights and permits in the basin.

Upon completion of a currently ongoing independent Quality Assurance – Quality Control (QA – QC) assessment and the Independent Resource Report, appropriate metallurgical samples will be selected and submitted for extractive metallurgical studies. When the metallurgical work is completed, a mine plan will be developed which the Company believes will see much of the mineralization identified in its recent drilling converted into reserve categories.

We are presently conducting an aggressive program to rapidly move the Independence project toward production. We anticipate being able to secure necessary studies and permits to allow us to proceed to production in the near term.  We anticipate initially mining the Hill Zone and are completing all necessary work to be able to finalize permits to allow us to begin there. Additional drilling and assaying planned to further delineate the Hill Zone mineralization will allow us to maximize our cash flows early in the production cycle

Independence Shallow Target Area

Our drilling program during calendar year 2007 and 2008 confirmed a large body of near surface oxide mineralization over a strike length of more than 4,100 feet and discovered the new Hill Zone. Mineralization is open to depth and along strike to the north. We completed 26,055 feet in 84 drill holes. Holes range from vertical to 45 degrees easterly and vary from 25 to 580 feet deep averaging 336 feet in depth. Drilling in the northern part of the target in drill hole GM 52 intercepted 25 feet of mineralization from 75 ft to 100 ft in depth that averaged 0.084 opt gold and 41.4 opt silver. This intercept is believed to represent a high grade fluid conduit or a potential high grade mineralized zone similar to those mined historically from the Independence Mine. Mineralization in the Independence Target is open down dip to the west and to the north.

Mineralized drill intercepts correlated well up and down dip and along strike from section to section. The interpretation is supported by accessible mine workings. Potentially surface bulk mineable mineralization in the Company’s drill intercepts is consistently wider than anticipated from underground mapping and sampling results.

The mineralized zone intersected in drilling typically consists of a higher grade core surrounded be a broad halo of low grade which is often 100 to 200 feet wide. All mineralization encountered is thoroughly oxidized throughout the zones being tested. Exposures in historic mine workings suggest the mineralization is oxidized to depths of more than 400 feet below the present surface and has a high degree of continuity along strike and down dip.

Results including grade, width, and oxide nature of mineralization, indicate excellent potential for a low cost, open pit heap leach operation with near term production potential for which planning permitting studies are underway.

The orientation of the mineralized zone at the Independence allows the Company to drill holes which are roughly perpendicular to mineralization, resulting in drill intercepts which are believed to represent approximate true thickness.

Geochemical and structural modeling of the property indicates that mineralization may extend northerly on the Company’s property for more than 5,000 feet in the direction of the Sunshine Open Pit Mine formerly operated by Battle Mountain Gold Corp., now Newmont Mining.

Hill Zone

The Hill Zone was discovered as a part of the ongoing integration of current drill and analytical data with the historic geologic, geochemical and mining data. Historically, mineralization at the Independence mine was believed to be terminated to the north by the Canyon fault. Interpretation of General Metals drilling in the Independence target and historic gold-silver surface sampling data indicated the offset of the Canyon fault to be minimal and projected the favorable hosts and the mineralized zone to continue north of the Canyon Fault. Drilling has extended the gold-silver mineralization an additional 1,000 feet to the north. Although the indicated width and thickness of the Hill Zone mineralization is similar to the Independence target, mineralization remains open to the west, north east and at depth. Drilling results from previous operators suggest the Hill Zone mineralization may be significantly wider than that in the Independence target.

North Target

Located at the north end of the Independence claim block, the North target is a shallow low grade occurrence situated approximately 1,200 ft SE of Newmont’s Sunshine mine. The North target is based on 11 drill holes with a nominal spacing of 380 ft defining a mineralized area approximately 1000 ft by 470 ft. Gold mineralization occurs in a granitic host rock and extends from the surface to 250 ft. Average gold intercept values range from 0.01 opt to 0.026 opt and mineralization is open to the north, east, south and at depth. The BLM permit was amended in April of 2008 to allow drilling of 36 RC drill holes to confirm and define the extent of the gold mineralization. Drilling is scheduled for later in 2010.

Independence Deep Target

The Company recently received 275 assays for the majority of all mineralized intercepts with samples above and below these intercepts from American Assay Laboratories of Sparks, Nevada for extensive check assays of the mineralized zones. The results are in excellent agreement with the original results and, subject to QA/QC analysis, are now 43-101 compliant.

These are original pulps from Noranda Minerals, 1985 - 1989 diamond drill programs which have been maintained by the underlying property owners together with the entire original Noranda core library. Our consultants verifyied the location and chain of custody of the samples from the Great Basin Gold drilling program and submitted these samples for similar check assay. Once completed this level of check assay will meet or exceed industry best practices and the requirements of all regulatory regimens. The results of these check assays will be incorporated in the independent technical report General Metals is having prepared at this time. All core from the Great Basin Drilling is also stored in the properties core library.

When taken together, the Noranda and Great Basin Gold drilling in the Independence Gold Skarn system identify a target more than half a mile wide and three quarters of a mile long which contains three highly prospective structural/stratigraphic zones, all of which have been demonstrated to host significant levels of gold mineralization. This target is found in the same favorable sedimentary rocks below the Golconda thrust which hosted the 2.2 million ounce Fortitude Gold Skarn deposit mined by Battle Mountain Gold and which host a significant portion of the giant Phoenix gold deposit which is contiguous with the Independence Property.

The Company’s geologic consultants have been rigorously modeling and re-examining the core from these programs, and are of the opinion that significant intervals of favorably altered and mineralized rock was not sampled in several of the historic core holes. The Company intends to relog and validate the integrity of this unsampled core, and anticipates sampling and assaying this core as warranted in the future.

To date more than 25,000 feet of core in eight holes have been drilled to test mineralization in the Independence Gold Skarn. At current costs for drilling, assaying and supervision, it is estimated this work has a replacement value in excess of $3,800,000(US). Virtually every hole which has targeted the gold skarn to date has intersected significant gold mineralization over an area which is more than three quarters of a mile long and half a mile wide, with most holes containing multiple mineralized horizons.

The highest grade portion of the Independence Gold Skarn occurs in favorable carbonate rich rocks below the Golconda Thrust, and directly beneath the Surface Oxide Mineralization which was the subject of General Metals 2007 - 2008 Reverse Circulation Drilling program. It is highly likely that the sub-vertical structural system which controls the surface oxide mineralization acted as a conduit, permitting mineralizing fluids circulating in the gold skarn to migrate to the near surface, depositing the gold and silver that form the Surface Oxide portion of the Independence System as the "fingerprint" of the deeper gold skarn. Surface "leakage" halos or fingerprints related to deeper mineralization form the basis for modern geochemical prospecting, and many such features related to deeper high grade mineralization are known along the Battle Mountain gold trend, including the Cove - McCoy system to the south and the Ivanhoe - Hollister system to the north where high grade underground ore bodies exhibited surface geochemical halos that were in themselves economically viable mines.

We believe the combined Independence Surface Oxide and Gold Skarn represents a world class target in the world class Battle Mountain Mining District along an indisputable world class gold trend.

Corporate Development Strategy

We are presently conducting an aggressive program to rapidly move the Independence project toward production.

We anticipate being able to secure necessary studies and permits to allow us to proceed to production in the near term.  We anticipate initially mining the Hill Zone and are completing all necessary work to be able to finalize permits to allow us to begin there. Additional drilling and assaying are required to bring the Hill Zone into production and the permitting required to allow for that program is underway. We believe the Hill Zone is amenable to open pit mining and heap leaching, and rapidly evaluate the potential of these target areas for near term production.

Evaluation of all available structural, geologic and drill data required to generate an accurate geologic model for mineralization in the target areas is completed. Also the permitting has begun and we expect to expedite this process as another result of the successful drilling program.

We require additional funds of approximately $1.5 million at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2010.

General and Administrative Expenses

We expect to spend $425,000 during the twelve-month period ending April 30, 2010 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2009.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. As at April 30, 2009, our only employees were our directors and officers.

Results of Operations for the Years Ended April 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2009 and 2008.

Our operating results for the years ended April 30, 2009 and 2008 are summarized as follows:

	Year Ended April 30
	2009		2008 Restated
Revenue	$	Nil	$	Nil
Operating Expenses		$2,720,879		$1,983,006
Net Loss		$1,476,327		$1,982,382

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended April 30, 2009 and April 30, 2008 are outlined in the table below:

	Year Ended April 30
	2009	2008 Restated
Depreciation and amortization	$6,431	$6,431
General and administrative	$178,730	$234,967
Management and consulting	$1,433,495	$1,061,107
Exploration and development	$994,335	$538,201
Professional fees	$107,888	$142,300

We almost doubled the expenditures on the Independence project during the year over the prior year as identified in the exploration and development category, The increased cost were incurred in drilling, assaying, and geologic consulting which resulted in the significant discovery of the Hill Zone and pushing the project ever closer to production. We increased our business development efforts as well as our investor awareness campaigns causing the significant increase in the management and consulting costs of the Company in the current year. We anticipate that the management and consulting costs should return to the levels of prior years

Liquidity and Financial Condition

Our total assets at April 30, 2009 were $2,616,649 and our total current liabilities were $739,037 and we had working capital of $1,152,726 as compared to a working capital deficit of $84,161 as of April 30, 2008. Our financial statements report a net loss of $1,476,327 for the year ended April 30, 2009, and a net loss of $6,183,443 for the period from March 15, 2006 (date of inception) to April 30, 2009. We had a cash deficit in the amount of $20,057 as of April 30, 2009, but subsequent to year end we have received private placement subscriptions totaling $815,792,

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At April 30, 2009	At April 30, 2008 Restated
Net Cash Used by Operating Activities	$(789,424)	$(1,415,837)
Net Cash Used by Investing Activities	$(55,267)	$(34,944)
Net Cash Provided by Financing Activities	$807,034	$1,274,585
Decrease In Cash During The Period	$(37,657)	$(176,196)

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its equity security investments as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary. The Company’s policy is to generally review declines in the investment’s quoted market value when factors may indicate the decline as an other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings.

Mineral Property Costs

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and developmentof mining properties. Mineral property acquisition costs are capitalized. Exploration and development costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Income Taxes

Under SFAS No 109 "Accounting for Income Taxes" the Company is required to recognize deferred tax liabilities and assets using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements carrying values and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes is required. Judgments and interpretation of statutes are inherent in this process. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

The Company has adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With limited exception, the Company is no longer subject to U.S. federal, state and local tax audits by taxing authorities for years before 2004.

Stock Issued For Services

The Company bases the value of stock issued for services on the market value of our common stock at the date of issue or our estimate of the fair value of the services received, whichever is more reliably measurable.

Stock Based Compensation

The Company accounts for stock warrant grants in accordance with SFAS No. 123(R), “Share-Based Payment”. The Company records the cost of employee and non-employee services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost is recognized over the period during which an employee or non-employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which the requisite service period is not rendered. The grant-date fair value of equity awards is estimated using a Black-Scholes pricing model.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company currently does not have investments accounted for under the equity method.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The standard affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the issuance of FSP EITF 03-6-1 as no dividends are expected to be declared for the foreseeable future.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations and does not expect the issuance to have an immediate impact since no applicable instruments are currently outstanding.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements and does not expect the issuance to have an immediate impact since no applicable instruments are currently outstanding.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on May 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements and does not expect the issuance to have an immediate impact since no applicable instruments are currently outstanding.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 12, 2009.

Audited Balance Sheet as at April 30, 2009.

Audited Statements of Operations for the year ended April 30, 2009 and for the year ended April 30, 2008.

Audited Statements of Changes in Stockholders' Equity for the year ended April 30, 2009 and for the year ended April 30, 2008.

Audited Statements of Cash Flows for the year ended April 30, 2009 and for the year ended April 30, 2008.

Notes to the Financial Statements.

MARK BAILEY & COMPANY. LTD. Certified Public Accountants Management Consultants

Office Address: 1495 Ridgeview Drive, Ste. 200 Reno, Nevada 89519	Phone: 775/332.4200 Fax: 775/332.4210
www.markbaileyco.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

  General Metals Corporation

We have audited the accompanying consolidated balance sheets of General Metals Corporation (an exploration stage company) as of April 30, 2009 and 2008, and the related consolidated  statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended and from inception (March 15, 2006) to date. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Metals Corporation as of April 30, 2009 and 2008, and the results of its consolidated operations and cash flows for the years then ended and inception to date, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying consolidated financial statements, the Company has incurred losses, has not generated any revenue, and has negative operating cash flows since the inception of the exploration activities. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mark Bailey & Company, Ltd.

 Reno, Nevada

 August 13, 2009

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Balance Sheets

		April 30,
	April 30	2008
	2009	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$––	$17,600
Short-term investments	1,275,000	––
Prepaid expenses (restated)	379,019	15,925
Other receivables	237,500	––
Other current assets	245	––
Total current assets	1,891,764	33,525

Other assets
Land	67,767	––
Mineral property (restated)	613,941	864,869
Investment in general copper	––	17,500
Property and equipment, net	25,733	32,164
Other assets (restated)	17,444	17,444
Total other assets	724,885	931,977
Total assets	$2,616,649	$965,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Cash deficit	$20,057	$––
Notes payable, current portion	2,898	––
Accounts payable	465,428	117,686
Accrued liabilities	216,974	––
Loan from related parties	33,680	––
Total current liabilities	739,037	117,686

Long-term liabilities
Notes payable, net of current portion	44,143	––
Total long-term liabilities	44,143	––
Total liabilities	783,180	117,686

Commitments and Contingencies
Stockholders' equity
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	––	––
Common stock, authorized 220,000,000 shares, par value $0.001, issued and outstanding on April 30, 2009 and April 30, 2008 is 168,183,494 and 93,901,168 respectively	168,184	93,902
Additional paid-in capital (restated)	7,974,740	5,466,530
Subscriptions (receivable)/cash receipts	(151,012)	(5,500)
Accumulated other comprehensive income	25,000	––
Accumulated deficit during exploration stage (restated)	(6,183,443)	(4,707,116)
Total stockholders' equity	1,833,469	847,816
Total liabilities and stockholders' equity	$2,616,649	$965,502

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Operations

			March 15, 2006
			(Inception)
	Year ended April 30,		to April 30,
		2008	2009
	2009	(restated)	(restated)
Revenue	$––	$––	$––

Operating expenses
Depreciation and amortization	6,431	6,431	17,315
General and administrative (restated)	178,730	234,967	1,125,609
Management and consulting (restated)	1,433,495	1,061,107	4,271,769
Exploration and development (restated)	994,335	538,201	1,652,510
Professional fees	107,888	142,300	361,416

Total expenses	2,720,879	1,983,006	7,428,619

(Loss) from operations	(2,720,879)	(1,983,006)	(7,428,619)

Other income (expenses)
Interest expense (restated)	(14,227)	(1,876)	(16,103)
Gain on sale of mineral properties	1,249,072	––	1,249,072
Other income (restated)	2,500	2,500	5,000
Gain on foreign currency exchange	7,207	––	7,207
Gain on forgiveness of debt (restated)	––	––	––
Loss on outstanding warrants (restated)	––	––	––

Net (loss) before income taxes	(1,476,327)	(1,982,382)	(6,183,443)

Provision for income taxes	––	––	––

Net (loss)	$(1,476,327)	$(1,982,382)	$(6,183,443)

Diluted (loss) per share	$(0.01)	$(0.02)

Weighted average
Number of Shares	120,708,380	87,073,295

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Equity

Inception March 15, 2006 to April 30, 2009

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	Equity
Balance, April 30, 2005	31,354,400	$31,354	$450,523	$(127,500)	$(208,251)	––	$146,126

Cash Received for Subscriptions Receivable				127,500			127,500
Common Stock Issued for Cash at $0.25In Private Placement	44,000	44	4,956				5,000
Common Stock Issued for Cash at $0.125 In Private Placement	26,400	26	2,974				3,000
Common Stock Issued at $0.001 to exercise lease agreement	5,500,000	5,500	530,350				535,850
Common Stock Issued for Cash at $0.125 In Private Placement	2,782,450	2,782	313,406				316,188
Common Stock Issued in Reorganization (restated)	8,436,541	8,437	(787,983)		208,251		(571,295)
Common Stock Issued to Convert Debt at 0.0185 as Agreed in February 2005 (restated)	22,034,546	22,035	591,998				614,033
Common Stock Issued as Incentive	550,000	550	(50)				500
Common Stock Returned and Cancelled	(550,000)	(550)	50				(500)
Common Stock Issued in Exercise of Warrants at $0.25	702,900	703	159,047				159,750
Net (Loss)					(637,068)		(637,068)
Balance, April 30, 2006 (restated)	70,881,237	70,881	1,265,271	––	(637,068)	––	699,084

Deposit received on Private Placement				76,000			76,000

Common Stock Issued in Exercise of Warrants at $0.25	110,000	110	24,890				25,000
Common Stock Issued for Cash at $0.125 In Private Placement	440,000	440	49,560	(50,000)			––
Common Stock Issued for Service at $0.125 per share	158,400	158	17,842				18,000
Common Stock Issued for Purchase of fixed asset at $0.075	220,000	220	14,780				15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052				11,216
Common Stock Issued for Services at $0.075 per share	330,000	330	22,170				22,500
Common Stock Issued to Convert Debt $0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.075 In Private Placement	3,770,063	3,770	253,280	(163,800)			93,250
Common Stock Issued for Cash at $0.075 For Exploration Rights	1,100,000	1,100	249,828				250,928
Common Stock Issued for Cash at $0.075 For Employee Incentive	275,000	275	18,475				18,750
Common Stock Issued for Cash at $0.125 In Private Placement	2,332,000	2,332	262,668				265,000
Common Stock Issued for Cash at $0.125 In Private Placement	363,440	363	40,937	(41,300)			––
Cash Received for Subscriptions Receivable				137,800			137,800
Stock-based compensation expense (restated)			1,447,734				1,447,734
Net (Loss) (restated)					(2,087,666)		(2,087,666)
Balance, April 30, 2007 (restated)	80,657,967	80,656	3,712,974	(41,300)	(2,724,734)	––	1,027,596

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Equity

Inception March 15, 2006 to April 30, 2009

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	Equity
Balance, April 30, 2007 (restated)	80,657,967	$80,656	$3,712,974	$(41,300)	$(2,724,734)	––	$1,027,596

Common Stock issued to convert Debt at $0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.125 In Private Placement	667,040	667	75,133				75,800
Common Stock Issued in Exercise of Share Purchase Warrants at $0.075	2,520,979	2,522	157,243				159,765
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	654,500	655	118,345				119,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.125	44,000	44	4,956				5,000
Common Stock Issued for purchase of asset at $0.125	132,000	132	14,868				15,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	216,000	216	42,984				43,200
Common Stock Issued for Cash at $0.125 In Private Placement	52,470	53	6,506				6,559
Cash Received for Subscriptions Receivable				50,300			50,300
Common Stock Issued for Cash at $0.20 In Private Placement	2,503,000	2,503	484,497	(160,000)			327,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.07	733,334	733	49,267				50,000
Common Stock Issued for Cash at $0.15 In Private Placement	900,000	900	134,100	(35,000)			100,000
Cash Received for Subscriptions Receivable				151,000			151,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.068	146,667	147	9,853				10,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.10	110,000	110	7,390				7,500
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	176,000	176	19,824				20,000
Common Stock Issued for services to the advisory board at $0.15	2,000,000	2,000	298,000				300,000
Common Stock Issued for Cash at $0.15 In Private Placement	100,000	100	14,900				15,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.075	86,667	87	8,913	(9,000)			––
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	2,200	2	248				250
Common Stock Issued for Cash at $0.20 In Private Placement	590,000	590	58,410				59,000
Common Shares issued for Cash at $0.15 In Private Placement	44,299	44	6,601				6,645
Common Stock Issued in Exercise of Share Purchase warrants at $0.068	146,300	147	9,853				10,000
Common Stock Issued for services at $0.125	100,000	100	12,400				12,500
Common Stock Issued for Cash at $0.20 In Private Placement	100,000	100	9,900				10,000
Common Stock Issued for Cash at $0.05 In Private Placement	400,000	400	19,600				20,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.05	275,000	275	13,475				13,750
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	29,412	30	2,470				2,500
Cash Received for Subscriptions Receivable				38,500			38,500
Stock-based compensation expense (restated)			139,333				139,333
Net (Loss) (restated)					(1,982,382)		(1,982,382)
Balance, April 30, 2008 (restated)	93,901,168	$93,902	$5,466,530	$(5,500)	$(4,707,116)	$––	$847,816

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Equity

Inception March 15, 2006 to April 30, 2009

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	Equity
Balance, April 30, 2008 (restated)	93,901,168	$93,902	$5,466,530	$(5,500)	$(4,707,116)	$––	$847,816

Common Stock Issued for Cash at $0.14 In Private Placement	7,000,000	7,000	93,000	(95,000)			5,000
Common Stock Issued for Cash at $0.15 In Private Placement	2,000,000	2,000	28,000	(14,387)			15,613
Common Stock Issued for Cash at $0.18 In Private Placement	1,000,000	1,000	16,500				17,500
Common Stock Issued for Cash at $0.2 In Private Placement	8,400,000	8,400	159,600	(15,000)			153,000
Common Stock Issued for Cash at $0.25 In Private Placement	2,502,000	2,502	59,998	(1,000)			61,500
Common Stock Issued for Cash at $0.05 In Private Placement	8,274,000	8,274	380,326	(34,000)			354,600
Common Stock Issued for Cash at $0.075 In Private Placement	870,000	870	64,280				65,150
Common Stock Issued for Cash at $0.10 In Private Placement	150,000	150	14,850				15,000
Common Stock Issued for Cash at $0.15 In Private Placement	416,000	416	30,784				31,200
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	33,930	34	2,841	(625)			2,250
Common Stock Issued for services at $0.017	750,000	750	12,250				13,000
Common Stock Issued for services at $0.02	3,500,000	3,500	66,500				70,000
Common Stock Issued for services at $0.021	4,250,000	4,250	85,000				89,250
Common Stock Issued for services at $0.024	2,500,000	2,500	57,500				60,000
Common Stock Issued for services at $0.025	1,000,000	1,000	24,000				25,000
Common Stock Issued for services at $0.029	581,396	581	20,326				20,907
Common Stock Issued for services at $0.03	10,000,000	10,000	290,000				300,000
Common Stock Issued for services at $0.036	11,000,000	11,000	385,000				396,000
Common Stock Issued for services at $0.05	3,100,000	3,100	151,900				155,000
Common Stock Issued for services at $0.075	838,000	838	61,912				62,750
Common Stock Issued for services at $0.08	4,147,000	4,147	327,613				331,760
Common Stock Issued for services at $0.086	2,000,000	2,000	170,000				172,000
Common Stock Issued for services at $0.10	150,000	150	14,850				15,000
Cancellation of Issued Common Stock due to non-payment on receivable	(180,000)	(180)	(8,820)	9,000			––
Cash Received for Subscriptions Receivable				5,500			5,500
Unrealized Gain/(Loss) on Available-for-sale Securities						25,000	25,000
Net (Loss)					(1,476,327)		(1,476,327)
Balance, April 30, 2009	168,183,494	168,184	7,974,740	(151,012)	(6,183,443)	25,000	1,833,469

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			March 15, 2006
			(Inception)
	Year Ended April 30,		to April 30,
		2008	2009
	2009	(restated)	(restated)
Operating activities
Net loss (restated)	$(1,476,327)	$(1,982,382)	$(6,183,443)
Adjustments to reconcile net loss
Loss on outstanding warrants (restated)	––	––	––
Stock issued for services (restated)	1,284,249	312,500	2,062,080
Stock issued for payment of interest on debt	12,750	––	12,750
Non-cash financing costs	46,234		46,234
Gain on the sale of mineral property	(1,249,072)	––	(1,249,072)
Contributed capital (restated)	––	––	––
Mineral property (restated)	6,431	6,431	17,315
Stock-based compensation	––	139,333	1,587,067
Impairment of Long-lived assets	17,500	––	17,500
Other assets (restated)
(Increase)/decrease in accounts receivable	––	––	––
(Increase)/decrease in other current assets	(245)	––	(245)
(Increase)/decrease in prepaid expenses (restated)	4,340	(4,725)	(11,585)
Increase/(decrease) in accounts payable	347,742	113,006	465,428
Increase/(Decrease) in accrued liabilities	216,974	––	216,974
Net cash used by operating activities	(789,424)	(1,415,837)	(3,018,997)
Investment activities
Acquisition of mineral property	––	––	(78,091)
Investment in general copper	––	(17,500)	(17,500)
Deposit on reclamation bond (restated)		(17,444)	(17,444)
Proceeds from sale of mineral property	12,500	––	12,500
Purchase of Land	(67,767)	––	(67,767)
Purchase of Equipment	––	––	(13,048)
Net Cash Used by Investment Activities	(55,267)	(34,944)	(181,350)
Financing Activities
Proceeds from Loans from Related Parties	33,680	––	96,864
Repayments of Loans from Related Parties	––	(24,784)	(28,184)
Proceeds from issuance of debt	47,041	––	47,041
Proceeds from the Sale of Stock (restated)	726,313	1,299,369	3,064,569

Net Cash Provided by Financing Activities	807,034	1,274,585	3,180,290
Net (Decrease) in Cash	(37,657)	(176,196)	(20,057)
Cash, Beginning of Period	17,600	193,796	––
Cash, End of Period	$(20,057)	$17,600	$(20,057)

Supplemental Information:
Interest Paid (restated)	$1,477	$1,876	$3,353
Income Taxes Paid	$––	$––	$––

Non-cash Activities:
Stock Issued for Service as prepaid expenses (restated)	$367,435	$––	$367,435
Stock Issued to Acquire Mineral Property Lease (restated)	$––	$––	$783,687
Stock issued for payment of interest on debt	$12,750	$––	$12,750

The accompanying notes are an integral part of these statements

General Metals Corporation

and Subsidiaries

(An Exploration Stage Company)

Notes to Audited Consolidated Financial Statements

(For the periods ended April 30, 2009 and 2008)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business

General Metals Corporation (the Company), previously known as RECOV Energy Corp, previously known as Interactive Multimedia Network, Inc, was organized in the State of New Jersey on March 4, 1994. From March 1994 through March 15, 2006, the Company was unsuccessful in its business plan of developing and marketing consumer products and therefore actively pursued a merger or acquisition candidate.

On January 20, 2006 the Company entered into an agreement, effective March 15, 2006, to acquire all of the issued and outstanding shares and convertible securities of General Gold Corporation (General Gold). Upon the effective date of the acquisition of General Gold, the Company became an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”.  This transaction resulted in a change of control and is accounted for as a reverse acquisition with General Metals Corporation as the surviving legal entity and General Gold the historical accounting company. The Company will operate General Gold as a wholly owned subsidiary.

The Company’s principal business is the acquisition, exploration, and development of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP). The Company operates on an April 30 fiscal year end.

The accompanying consolidated financial statements include the accounts of General Metals Corporation and its wholly owned subsidiary, General Gold Corporation. Collectively, they are referred herein as the Company. All inter-company balances and transactions have been eliminated on consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At April 30, 2009 the Company had an accumulated loss of $6,183,443, a negative cash balance of $20,057, no revenue, and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

a)

Managements Plan

Management continues to seek funding from its shareholders and other qualified investors to pursue its exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that the Company will be able to maintain operations at a level sufficient for an investor to obtain a return on investment. Further, the Company may continue to be unprofitable. The Company needs to raise additional funds in the immediate future in order to proceed with its exploration program.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of April 30, 2009 the Company had no cash equivalents and was in a cash overdraft position.

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets, which range from three to seven years.

Following is a summary of property and equipment April 30, 2009 and April 30, 2008:

	Fiscal Year Ended
	April 30,	April 30,
	2009	2008
Furniture and Equipment	$6,348	$6,348
Vehicles	36,700	36,700
Less: Accumulated Depreciation	(17,315)	(10,884)
Property and Equipment, Net	$25,733	$32,164

Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". This statement requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. All periods presented reflect net losses, therefore, all instruments convertible to common shares are considered anti-dilutive.

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

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its equity security investments as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s policy is to generally review declines in the investment’s quoted market value when factors may indicate the decline is an other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings.

Mineral Property Costs

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition costs are capitalized. Exploration and development costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-

of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect certain of our operations. The Company calculates our estimates of reclamation liability based on current laws and regulations and the expected undiscounted future cash flows to be incurred in reclaiming, restoring, and closing our operating mine sites. When the Company incurs reclamation liabilities that are not related to asset retirements, the Company recognizes the obligations in accordance with SOP No. 96-1.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 established a uniform methodology for accounting for estimating reclamation and abandonment costs. The Standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it when a recoverable asset (long-lived asset) can be realized.

Income Taxes

Under SFAS No 109 "Accounting for Income Taxes" the Company is required to recognize deferred tax liabilities and assets using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements carrying values and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes is required. Judgments and interpretation of statutes are inherent in this process. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

The Company has adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With limited exception, the Company is no longer subject to U.S. federal, state and local tax audits by taxing authorities for years before 2004.

Stock Issued For Services

The Company bases the value of stock issued for services on the market value of our common stock at the date of issue or our estimate of the fair value of the services received, whichever is more reliably measurable.

Stock Based Compensation

The Company accounts for stock warrant grants in accordance with SFAS No. 123(R), “Share-Based Payment”. The Company records the cost of employee and non-employee services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost is recognized over the period during which an employee or non-employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which the requisite service period is not rendered. The grant-date fair value of equity awards is estimated using a Black-Scholes pricing model.

Comprehensive Income

The Company’s comprehensive income is comprised of net income and unrealized gains and losses on marketable securities classified as available-for-sale.

Foreign Currency Translation

The Company’s functional currency is United States (“U.S.”) dollars.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company currently does not have investments accounted for under the equity method.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The standard affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. FSP EITF 03-6-1 is effective for fiscal years beginning after

December 15, 2008. The Company does not expect the issuance of FSP EITF 03-6-1 as no dividends are expected to be declared for the foreseeable future.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations and does not expect the issuance to have an immediate impact since no applicable instruments are currently outstanding.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements and does not expect the issuance to have an immediate impact since no applicable instruments are currently outstanding.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on May 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements and does not expect the issuance to have an immediate impact since no applicable instruments are currently outstanding.

Accounting for and disclosure about Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009, and is required to be adopted by the Company beginning in the first quarter of Fiscal 2010. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption to have a material impact on the Company’s Consolidated Financial Statements.

Delay in Effective Date

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

NOTE 3. RESTATEMENT

Upon receipt of SEC Comment Letters dated March 13, 2008 and November 25, 2008, the Company’s management reviewed the accounting for certain transactions previously disclosed in our interim and annual financial statements for the fiscal years ended April 30, 2008 and 2007.

The following provides a detailed description of the restatements of historical information as well as affects by line item. Certain amounts have been reclassified for the period ended April 30, 2008 to match the classification presentation for the period ending April 30, 2009 for comparison purposes. Such adjustments are also shown in the table below. Additionally, certain comparative amounts from the year ended April 30, 2008 and inception to date have been reclassified to conform to the current year presentation.

Income Statement

	Previously Reported			Restated
	Year Ended April 30,			Year Ended April 30,
	2008	Adjustment		2008
Operating expenses
General and administrative	$658,221	$(423,254)		$234,967
Management and consulting	529,223	531,884	(A)	1,061,107
Exploration and development	567,127	(28,926)		538,201
Professional fees	117,616	24,684		142,300

Total expenses	1,878,618	104,388	(A)	1,983,006

(Loss) from operations	(1,878,618)	(104,388)		(1,983,006)

Other income (expenses)
Interest expense	––	(1,876)		(1,876)
Loss on derivatives	(573,710)	573,710	(A)	––

Net (loss)	$(2,449,828)	$467,446		$(1,982,382)

Loss per share: basic & diluted	$(0.03)	$0.01		$(0.02)

———————

(A)

During the year ended April 30, 2008 the Company issued 6,203,299 warrants to investors and to certain members of management and the Board. The fair value of all warrants was estimated using a Black-Scholes pricing model and recognized through earnings. Upon subsequent review, management determined the warrants issued to investors should have been treated as a capital transaction with no income statement affects recognized. Additionally, the warrants issued to management and the Board of Directors totalling $139,333 constituted compensation and has been reclassified to management and consulting expense. All of the warrants issued as compensation were fully vested on the grant date. Management also noted the inappropriate expensing of insurance expense upfront versus over the insurance policy period leading to an overstatement of expenses of $15,625.

In addition, we issued a payment of $17,444 to the Nevada Division of Minerals for a deposit on a reclamation bond. This payment was originally expensed as part of exploration costs, but should have been capitalized as a long-term asset.

All other items presented in the adjustment column represent a reclassification of information for the year ended April 30, 2008 in conformity with presentation classifications for the period ending April 30, 2009 for comparison purposes.

	Previously Reported			Restated
	March 15, 2006			March 15, 2006
	(inception) to			(inception) to
	Year Ended April 30,			Year Ended April 30,
	2008	Adjustment		2008
Operating expenses
General and administrative	$1,370,131	$(423,254)		$946,877
Management and consulting	1,066,908	1,771,366	(B)	2,838,274
Exploration and development	771,424	(113,249)		658,175
Professional fees	228,844	24,684		253,528

Total expenses	3,448,191	1,259,547	(B)	4,707,738

(Loss) from operations	(3,448,191)	(1,259,547	(B)	(4,707,738)

Other income (expenses)
Interest expense	––	(1,876)		(1,876)
Loss on derivatives	(573,710)	573,710	(D)	––
Gain on forgiveness of debt	243,452	(243,452)	(C)	––

Net (loss)	$(3,775,949)	$(931,167)		$(4,707,116)

———————

(B)

Amount consists of the following adjustments:

The elimination of $208,251 of expenditures related to activities that were prior to the company’s mining development activities that commenced with the reverse merger with General Gold Corporation effective March 15, 2006.

On May 8, 2006 the company issued 3,000,000 vested warrants to certain officers and directors for services received. Further, on March 30, 2007 the Company issued 250,000 vested warrants to our current CFO. The fair value of these instruments on the applicable grant dates totalled $1,447,734 that was previously unrecognized.

The inclusion of the reclassification of $139,333 of stock-based compensation as noted in footnote (A) above.

Includes $16,065 that was previously excluded from the inception to date information.

(C)

During the fiscal year ended April 30, 2006 we entered into several transactions with various shareholders and employees for the extinguishment of certain debts and accounts payable by the issuance of common shares. Upon further review of the transactions, we determined they should have been treated as capital transactions with no affects on our statements of operations.

(D)

See footnote (A) above for description.

All other items presented in the adjustment column represent a reclassification of information for the year ended April 30, 2008 in conformity with presentation classifications for the period ending April 30, 2009 for comparison purposes.

Balance Sheet

	As Previously Reported			Restated
	Year Ended April 30,			Year Ended April 30,
	2008	Adjustments		2008
Current assets
Prepaid expenses	$300	$15,625	(E)	$15,925

Total current assets	17,900	15,625		33,525

Other assets
Mineral property	58,091	806,778	(F)	864,869
Other assets	-	17,444	(G)	17,444

Total other assets	107,755	824,222		931,977

Total assets	$125,655	$839,847		$965,502

Stockholders' Equity
Additional Paid-in Capital	3,711,194	1,755,336	(H)	5,466,530
Accumulated Deficit during Exploration Stage	(3,791,627)	(915,489)	(I)	(4,707,116)

Total Stockholders' Equity	7,969	839,847		847,816

Total Liabilities and Stockholders' Equity	$125,655	$839,847		$965,502

———————

(E)

Capitalization of prepaid expense related to previous expensing of payment on insurance policy as noted in footnote (A) above.

(F)

In conjunction with the review of transactions as identified and noted by the SEC Corporate Finance division, management reviewed the recording of transactions related to the acquisition of the Independence mineral property and the acquisition of a 100% interest in Mikite Resources and the Ghana mining concession rights.

In regards to the Independence mineral property, Management noted consideration in the agreement consisted of three $25,000 cash payments of which one $25,000 cash payment was inappropriately expensed at the date of payment. In addition, as part of the agreement, we issued 5,000,000 shares to Gold Range, LLC for the lease rights to the Independence mineral property which was recorded at par value ($5,000) at date of acquisition. The fair value of these instruments on the applicable grant dates totalled $535,850, of which $530,850 was previously unrecognized.

In addition, we identified 1 million shares and 1 million warrants that were issued for a 100% interest in Mikite Resources and the Ghana mining concession. These were recorded at a deemed value of $75,000 but were expensed at the date of issuance. The fair value of these instruments on the applicable grant dates totalled $250,928 of which $75,000 was previously recognized in earnings and $175,928 was unrecognized.

(G)

Capitalization of the $17,444 payment issued to the Nevada Division of Minerals as deposit on a reclamation bond as noted in footnote (A) above.

(H)

Reclassification of deficit accumulated prior to current development activities as noted in footnote (B) above. Effect of valuation of vested warrants issued to officers and directors as noted in footnote (B) above. Reclassification of extinguishment of debts from shareholders by issuance of common shares as noted in footnote (C). Reclassification of previously recognized value of warrants issued to shareholders as noted in footnote (A) above. Reclassification of expense previously recognized on insurance and reclamation bond payment as noted in footnote (A) above. Effect of valuation of shares issued to Gold Range LLC and previously unrecognized as noted in footnote (F) above. Effect of valuation of shares and warrants issued for 100% interest in Mikite Resources and previously unrecognized as noted in footnote (F) above.

(I)

Reclassification of deficit accumulated prior to current development activities as noted in footnote (B) above. Effect of valuation of vested warrants issued to officers and directors as noted in footnote (B) above. Reclassification of extinguishment of debts from shareholders by issuance of common shares as noted in footnote (C). Reclassification of previously recognized value of warrants issued to shareholders as noted in footnote (A) above. Reclassification of expense previously recognized on insurance and reclamation bond payment as noted in footnote (A) above. Reclassification of $25,000 cash payment previously expensed to mineral property basis as noted in footnote (F) above. Reclassification of $75,000 previously recognized in earnings for acquisition of interest in Mikite resources as noted in footnote (F) above.

Cash Flows

Upon further review of our previously issued financial statements we noted certain classification errors and erroneous inclusion of certain non-cash transactions. The following provides a brief description of the transactions that were reclassified or removed from our Statement of Cash Flows for the year ended April 30, 2008 and Inception to April 30, 2008:

(A)

During the year ended April 30, 2008 we acquired fixed assets through the issuance of common stock totalling $30,000 previously reported in operating activities. Additionally, $13,000 of fixed asset purchases included in investing activities was inappropriately included for the year ended April 30, 2008. The corresponding impact of this correction is also included in the restated Inception to April 30, 2009 information.

(B)

During the year ended April 30, 2008 the Company issued $35,000 worth of common stock, in a non-cash transaction, that was previously included in operating activities with a corresponding debt repayment classified as financing activities. The corresponding impact of this correction is also included in the restated Inception to April 30, 2009 information.

(C)

Previously included in the inception to April 30, 2008 operating activities were additional non-cash transactions including $7,000 for mineral property lease acquisitions, $75,000 for exploration rights acquisitions, and an additional $15,000 for fixed asset acquisitions with corresponding amounts included proceeds from stock issuances. The transactions have been removed and are disclosed in the supplemental information only.

(D)

Stock issued as part of the reverse merger transaction that was effective March 15, 2006 was previously included in operating activities with a corresponding off-set included in financing activities for the Inception to April 30, 2008 cash flows totalling $571,295. The Inception to April 30, 2009 cash flow statement reflects the removal of this transaction along with the other reconciling items as noted in the income statement restatements above.

The overall impacts on the previously issued Statements of Cash flows for the year ended April 30, 2008 and the Inception to April 30, 2008 by activity are as follows:

	As Previously Reported		Restated
	Year Ended April 30,		Year Ended April 30,
	2008	Adjustments	2008
Cash used in operating activities	$(1,381,881)	$(33,956)	$(1,415,837)
Cash used in investing activities	(30,500)	(4,444)	(34,944)
Cash provided by financing activities	1,236,185	38,400	1,274,585

	As Previously Reported		Restated
	(inception) to		(inception) to
	Year Ended April 30,		Year Ended April 30,
	2008	Adjustments	2008
Cash used in operating activities	$(2,673,946)	$444,373	$(2,229,573)
Cash used in investing activities	(118,639)	(8,164)	(126,803)
Cash provided by financing activities	2,825,863	(452,607)	2,373,256

NOTE 4. OTHER COMPREHENSIVE INCOME

At April 30, 2009 and April 30, 2008, the accumulated other comprehensive income was as follows:

Net
	Unrealized		Unrealized
April 30, 2009	Gain/(Loss)	Tax Effect	Gain/(Loss)
Sunergy, Inc. Common Shares	25,000	––	25,000

	$25,000	$––	$25,000

Net
	Unrealized		Unrealized
April 30, 2008	Gain/(Loss)	Tax Effect	Gain/(Loss)
Sunergy, Inc. Common Shares	––	––	––

	$––	$––	$––

The following are the components of comprehensive income:

	Year ended
	April 30, 2009	April 30, 2008
Net (loss)	$(1,476,327)	$(1,982,382)
Net unrealized gain on marketable securities	25,000	––

Comprehensive income	$(1,451,327)	$(1,982,382)

As discussed in Note 2, Summary of Significant Accounting Policies, accumulated other comprehensive income consists of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.

NOTE 5. RELATED PARTY TRANSACTIONS

The ÇFO and members of the Board of Directors provided short-term financing to the company in the form of demand notes with no fixed or determinable repayment dates. The amounts are recorded as current liabilities with the balance as of April 30, 2009 and April 30, 2008 of $33,680 and $0 respectively. In addition, Forbush and Associates, of which Dan Forbush, CFO, is the President, provides accounting support and services to the Company at a monthly rate of $2,000.

NOTE 6. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share. As of April 30, 2009, no preferred stock has been issued and is outstanding.

Common Stock

The Company is authorized to issue 220,000,000 common shares with a par value of $0.001 per share.

The following detail of the Company’s common stock transactions includes only the two years ended April 30, 2009 and 2008. For previous transactions please refer to the appropriate period Form 10-K on file with the Securities and Exchange Commission.

On May 18, 2007 the Company issued 513,333 common shares to convert $35,000 debt.

Between May 18 and May 31, 2007 the Company issued 667,040 common shares in a private placement at the price of $0.114 for a total of $75,800.

Between May 18 and May 25, 2007 the Company issued 2,520,979 common shares from exercise of warrants at the price of $0.068 per share or $159,765.

Between May 18 and May 22, 2007 the Company issued 654,500 common shares from exercise of warrants at the price of $0.182 per share or $119,000.

On May 22, 2007 the Company issued 44,000 common shares from exercise of warrants at the price of $0.114 per share or $5,000.

On May 31, 2007 the Company issued 132,000 common shares for the purchase of an asset valued at $15,000 or $0.114 per share.

On July 19, 2007 the Company recorded the issue of 177, common shares to balance with the shares issued per the transfer agent.

On July 31, 2007 the Company issued 216,000 common shares from exercised of warrants at $0.20 per share or $43,200.

On July 31, 2007 the Company issued 52,470 common shares in a private placement for $0.125 per share or $6,559.

On October 31, 2007 the Company completed a private placement of 2,503,000 shares of common stock at $0.20 for $340,600 and $160,000 in subscription receivable.

On December 31, 2007 the Company issued 733,334 common shares from exercised of warrants at $0.07 per share or $50,000.

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

During May 2008, the Company issued 23,530 common shares from the exercise of warrants at $0.085 per share or $2,000; 7,382,000 common shares in a private placement at $0.05 per share or $369,100; 150,000 common shares in a private placement at $0.10 per share or $15,000; 600,000 common shares for services at $0.05 per share; 50,000 common shares for services at $0.08 per share; 150,000 common shares for services at $0.10 per share. In addition, the Company collected $5,500 of outstanding subscriptions receivable as of April 30, 2008..

During June 2008, the Company issued 10,400 common shares from the exercise of warrants at $0.085 per share or $875; 2,500,000 common shares for services at $0.05 per share.

During July 2008, the Company issued 416,000 common shares in a private placement at $0.075 per share or $31,200.

During August 2008, the Company issued 2,000,000 common shares for services at $0.086 per share; 67,000 common shares for services at $0.075 per share.

During September 2008, the Company issued 20,000 common shares in a private placement at $0.05 per unit or $1,000; 870,000 common shares in a private placement at $0.075 per unit or $65,150; 771,000 common shares for services at $0.075 per share; 4,097,000 common shares for services at $0.08 per share.

During October 2008, the Company issued 872,000 common shares in a private placement at $0.05 per share or $43,500; 581,396 common shares for services at $0.029 per share; and cancelled the issuance of 180,000 common shares previously issued in a private placement during May 2008 due to non-payment.

During November 2008, the Company issued 2,000,000 common shares in a private placement at $0.02 per share or $40,000.

During December 2008, the Company issued 750,000 common shares for services at $0.017 per share; 1,000,000 common shares for services at $0.025 per share; 3,500,000 common shares for services at $0.03 per share; 2,502,000 common shares in a private placement at $0.025 per share for $62,500.

During January 2009, the Company issued 3,500,000 common shares for services at $0.02 per share; 6,500,000 common shares for services at $0.03 per share; 1,000,000 common shares in a private placement at $0.0175 per share for $17,500; 2,350,000 in a private placement at $0.02 per share for $47,000.

During February 2009, the Company issued 11,000,000 common shares for services at $0.036 per share; 850,000 common shares in a private placement at $0.02 per share for $17,000.

During March 2009, the Company issued 2,500,000 common shares for services at $0.024 per share; 2,000,000 common shares in a private placement at $0.015 per share for $30,000; 2,200,000 in a private placement at $0.02 per share for $44,000.

During April 2009, the Company issued 4,250,000 common shares for services at $0.021 per share; 7,000,000 common shares in a private placement at $0.014 per share for $100,000; 1,000,000 in a private placement at $0.02 per share for $20,000.

During the year ended April 30, 2009, the Company received $5,500 as payment on account for outstanding subscriptions receivable from the period ending April 30, 2008. In addition, the Company issued shares in private placements and exercise of warrants of which $151,012 remained outstanding as of April 30, 2009.

Warrants (Net of Employee Warrants)

As part of certain equity private placement transactions, the Company issues warrants. The following table illustrates the warrant activity for the periods ending April 30, 2009 and 2008.

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2007	2,273,950	$0.25
Granted	4,509,981	0.23
Exercised	(1,172,683)	0.25
Forfeited/Expired	(107,949)	0.25

Outstanding at April 30, 2008	5,503,299	0.21

Granted	1,740,500	0.20
Exercised	––	––
Forfeited/Expired	(4,719,000)	0.22

Outstanding at April 30, 2009	2,524,799	0.20

	Warrants Outstanding
Range price ($)	Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.15	407,500	1.5 years	$0.15
$0.20	1,467,299	1.1 years	$0.20
$0.25	650,000	1.0 years	$0.25

NOTE 7. STOCK BASED COMEPNSATION

The Company does not have a formally approved stock based compensation plan. The Company’s Board periodically compensates officers, employees, and certain service providers with stock warrants. These warrant issuances are not required to be approved by shareholders.

The grant date fair value of stock warrants for compensation is estimated using a Black-Scholes model. The exercise price of warrant grants approximates the closing price of the Company’s common stock on the date of the grant.

The following table illustrates the warrant activity as of April 30, 2009:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2007	3,250,000	$0.25
Granted	1,825,000	0.24
Exercised	(275,000)	0.05
Forfeited/Expired	(3,000,000)	0.25
Outstanding at April 30, 2008	1,800,000	0.24
		––
Granted	––	––
Exercised	––	––
Forfeited/Expired	––	––

Outstanding at April 30, 2009	1,800,000	0.24

The following table summarizes information about warrants outstanding and exercisable at April 30, 2009

	Warrants Outstanding
Range price ($)	Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.20	200,00	0.9 years	$0.20
$0.25	1,600,000	0.9 years	$0.25

The intrinsic value of the outstanding warrants was $Nil.

Black Scholes Variables	During Year Ended April 30, 2008	During Year Ended April 30, 2007
Exercise Price	$0.20 - $0.25	$0.075 - $0.25
Risk Free Rate	1.33% - 2.62%	3.72% - 4.95%
Strike Price	$0.09 - $0.17	$0.18 - $0.23
Volatility	111.331896% - 112.199954%	111.331896% - 126.713325%

NOTE 8. PROVISION FOR INCOME TAXES

The Company accounts for deferred income taxes in accordance with the SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of the assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

The Company has not recognized a liability as a result of the implementation of FIN 48. Accordingly, a reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit or liability.

Provision for Income Taxes

At April 30, the benefit for income taxes consisted of the following:

	2009	2008
Current	$––	$––
Deferred
Federal	501,000	668,000
Valuation allowance	(501,000)	(668,000)
Total deferred	$––	$––
Total tax (benefit)	$––	$––

At April 30, gross deferred tax assets and liabilities consisted of the following:

	2009	2008
Deferred Tax Inventory
NOL	$1,641,000	$1,093,000
Stock compensation expense	513,000	513,000
Installment sale gain	(74,000)	––
Impairment loss	6,000
Investments	(9,000)	(31,000)
Property, plant & equipment	(4,000)	(3,000)
Gross deferred tax assets	2,073,000	1,572,000
Less: Valuation allowance	(2,073,000)	(1,572,000)
Net deferred tax assets	$––	$––

At April 30, benefit for income taxes differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows (in thousands, except percentage data):

	2009	2008
Tax rate reconciliation
Federal statutory rate	35%	35%
Tax at federal statutory rate	35.00%	35.00%
Permanent differences	(3.55)	(1.52)
Net operating loss carryforward	(34.40)	(34.52)
Installment sale	4.65	––
Capital gain	(1.92)	––
Other temporary differences, net	0.22	1.04
Total	0.00%	0.00%

As of April 30, 2009, the Company had a federal net operating loss carryforward of approximately $4.7 million. The federal net operating loss carryforward will expire beginning in fiscal 2026. Utilization of net operating losses may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

NOTE 9. MINERAL PROPERTY

Independence Mine

At April 30, 2009 the Company’s Mineral property valued at $613,941 consists of the acquisition cost of the Independence Mining Claims located in Lander County, Nevada. The Company continues to explore and develop the mining claims. For the years ended April 30, 2009 and 2008 the Company incurred costs of $994,335 and $538,201, respectively, for the on-going exploration and development. Since obtaining the rights, the Company has expensed $1,652,510 associated with these activities. If the Company successfully establishes proven and probable reserves additional development costs will be capitalized and depleted using the units of production method. In addition, any future production is subject to a 1% net smelter royalty obligation payable to Gold Range, LLC. As of April 30, 2009 there were no proven or probable reserves associated with the Independence Mining Claim.

Nyinahin Mining Concession

On October 31, 2008, the Company entered into an agreement with Sunergy, Inc., in which the Company sold all of its rights to the 150 Sq. km. Nyinahin Mining Concession, in Ghana. In accordance with the original terms of the agreement the Company would receive $500,000 in cash and 2,000,000 restricted shares of Sunergy common stock with a fair market value of $0.50 per share or $1,000,000 on the date of the transaction. Subsequently, the agreement was amended for the Company to receive additional portions of the cash consideration in common stock of Sunergy. As of April 30, 2009 the Company received a total 2,500,000 shares of common stock of Sunergy and $12,500 in cash. Subsequent to April 30, 2009 the Company received the remaining receivable balance of $237,500 in the form of 2,000,000 restricted shares of common stock.

NOTE 10. COMMITMENTS & CONTINGENCIES

The Company leases office space under a non-cancelable operating lease. The lease include a renewal option and escalation clause. Rent expense was approximately $24,747 in fiscal 2009, and $20,310 in fiscal 2008. In addition, on April 28, 2009, the Company purchased 480 acres of private land which will be used for mineral processing, equipment storage and maintenance. The full purchase price was $67,767 with 30% down and the balance by way of seller financing @10% per annum for a period of 10 years with quarterly payments of $1,874 amortized over 10 years with no pre-payment penalty. The note is secured by the land.

Future annual minimum lease and principal repayment commitments at April 30, 2009 are as follows:

	Minimum lease payments	Debt Maturities
2010	$36,855	$2,898
2011	41,208	3,199
2012	42,417	3,531
2013	43,662	3,898
2014	33,462	4,302
Thereafter	––	29,213
Total	$197,604	$47,041

On July 15, 2009, the Company entered into a settlement agreement in the lawsuit of Pompano Motor Company vs. Interactive Multimedia Networks of which General Metals Corporation is the successor. The agreement calls for settlement of all outstanding claims with consideration consisting of $10,000 cash and 1,000,000 shares of General Metals Corporation restricted common stock. The Company has accrued a contingent liability based upon the outcome of the suit of the fair value of the instruments issued to Pompano Motors of $50,000 plus the cash payment of $10,000.

NOTE 11. FINANCIAL INSTRUMENTS

Fair Value Measurements

On May 1, 2008, the Company adopted the effective portions of SFAS 157. In February 2008, the FASB issued FSP 157-2, which provides a one year deferral of the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, the Company adopted the provisions of SFAS 157 with respect to only financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosure requirements for fair value measurements. This statement does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses only the market method approach as it currently does not hold any other type of asset.

As a basis for categorizing these inputs, SFAS 157 establishes the following hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:

•

Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

•

Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 30, 2009:

	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Sunergy common stock ( available for sale)	$1,275,000	$––	$––	$1,275,000
Total assets measured at fair value on recurring basis	$1,275,000	$––	$––	$1,275,000

NOTE 12. SUBSEQUENT EVENTS

Stock Issuances

Subsequent to year end, the Company issued 32,718,985 shares of restricted common stock in private placements for cash consideration of $815,792. In addition, 8,050,000 shares of restricted common stock were issued in satisfaction of accrued wages through April 30, 2009. Since April, 30, 2009, service providers received 3,839,166 restricted common shares valued at $129,840 for investor relations, geologic, business development, and investor awareness consulting.

Change of Auditor

On June 23, 2009, we decided to engage new auditors as our independent accountants to audit our financial statements. Our Board of Directors and our audit committee approved the change of accountants to Mark Bailey & Company, Ltd., Certified Public Accountants. Accordingly, we dismissed Moore & Associates, on June 23, 2009.

Finalization of the Ghana Sale

On or about July 29, 2009, we entered into an agreement with Sunergy, Inc for the final terms for the sale of the Nyinahin Mining Concession to Sunergy. Pursuant to the agreement with General Metals, as amended, the outstanding consideration payable by Sunergy consisted of $237,500, which was due on April 30, 2009. In full and final satisfaction of all amounts, General Metals accepted 2,000,000 restricted shares of common stock of Sunergy.

Notice of Non-Reliance on Quarterly Reports on Form 10-Q

As a result of a review of the Company’s significant transactions, in preparing for our audit for the year ended April 30,2009, we identified certain errors that have a material impact on our previously issued financial information contained in Forms 10-Q for the periods ended July 31, 2008, October 31, 2008 and January 31, 2009.

On August 4, 2009, upon the recommendation of management and in discussion and concurrence with Mark Bailey and Company, Ltd., the Company’s independent registered public accountants, the Audit Committee of the Board of Directors of the Company concluded that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for each of the quarterly periods ended July 31, 2008, October 31, 2008 and January 31, 2009 should not be relied upon due to the above errors.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 23, 2009, we decided to engage new auditors as our independent accountants to audit our financial statements. Our board of directors and our audit committee approved the change of accountants to Mark Bailey & Company, Ltd., Certified Public Accountants. Accordingly, we dismissed Moore & Associates, on June 23, 2009.

In connection with the audits of our company’s financial statements for each of the two fiscal years ended April 30, 2007 and April 30, 2008 and in the subsequent interim periods through January 31, 2009, there were no disagreements with Moore & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Moore & Associates would have caused Moore & Associates to make reference to the matter in their report. The reports on the financial statements prepared by Moore & Associates, for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principals except that Moore & Associates, expressed in their reports substantial doubt about our ability to continue as a going concern.

Item 9A (T).

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

As of April 30, 2009, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of April 30, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel..

Management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our year ended April 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

Other Information

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Stephen B. Parent	Chief Executive Officer, President and Director	64	June 8, 2006
David J. Salari	Independent Director	52	January 30, 2006
Larry M. Bigler	Independent Director	60	December 18, 2007
Daniel J. Forbush	Chief Financial Officer and Director	56	March 23, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

David J. Salari, P.Eng –Independent Director

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

Family Relationships

There are no family relationships among our directors or officers.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2009, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Stephen Parent	1(1)	11	Nil
David Salari	1(1)	16	Nil
Daniel Forbush	1(1)	9	Nil
Larry M. Bigler	1(1)	1	Nil

———————

(1)

The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Audit Committee and Audit Committee Financial Expert

Board and Committee Meetings

Our board of directors held one formal meeting during the year ended April 30, 2009. All other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended April 30, 2009 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of Larry M. Bigler and David Salari. The function of the audit committee is to meet with our independent auditors at least annually to review, upon completion of the annual audit, financial results for the year, as reported in our financial statements; recommend to the Board the independent auditors to be retained; review the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assist and interact with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner; and review and approve all professional services provided to us by the independent auditors and considers the possible effect of such services on the independence of the auditors.

During fiscal 2009, there were no meetings held by the audit committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that Larry M. Bigler of its audit committee qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Director Independence

We currently act with four (4) directors, consisting of Stephen Parent, David Salari, Larry M. Bigler and Daniel Forbush. We have determined that Larry M. Bigler and David Salari qualify as an "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Code of Ethics

Effective August 10, 2006, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer (being our principal executive officers and principal accounting officers), as well as our independent directors and other persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

compliance with applicable governmental laws, rules, and regulations;

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

Procedure for Submitting Shareholder Proposals Related to Nominee as Director

See “Procedures for Submitting Shareholder Proposals” above.

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated by reference as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: General Metals Corporation, 615 Sierra Rose Drive, Suite 1, Reno, NV 89511.

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

•

our principal executive officer;

•

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2009 and 2008; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Stephen Parent, President, CEO and Director	2009 2008	144,000 144,000	Nil Nil	100,500 112,500	Nil 50,896	Nil Nil	Nil Nil	Nil Nil	244,500 307,396
Daniel Forbush CFO and Director	2009 2008	108,000 99,000	25,000 Nil	100,500 112,500	Nil 50,896	Nil Nil	Nil Nil	Nil Nil	233,500 262,396

———————

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

COMPENSATION PLANS

As of April 30, 2009, we did not have any compensation plans in place. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Stock Options/SAR Grants

During the period from inception to April 30, 2009, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2009 or April 30, 2008 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2009.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. Beginning June 1, 2007, the non-employee directors receive $1,000 per month for their service on the Board of Directors. The Directors also receive Stock Incentive Grants from time to time as authorized by the Board. . Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2009:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Salari	12,000	10,000	Nil	Nil	Nil	Nil	22,000
Larry M. Bigler	12,000	21,500	Nil	Nil	Nil	Nil	33,500

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options and stock grants at the discretion of our board of directors in the future. We do not have any bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options or stock grants may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 10, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David Salari Oakville, Ontario	787,000(2)	0.37%
Stephen Parent Scottsdale, Arizona	15,447,668(3)	7.20%
Daniel Forbush Reno, Nevada	8,225,000(4)	3.83%
Larry M. Bigler Reno, Nevada	1,985,412(5)	0.92%
Directors and Executive Officers as a Group (4 persons)	26,445,080	12.32%

———————

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 10, 2009. As of August 10, 2009, there were 212,689,225 shares of our company’s common stock issued and outstanding.

(2)

Includes 100,000 warrants exercisable into 100,000 shares of common stock.

(3)

Includes 750,000 warrants exercisable into 750,000 shares of common stock.

(4)

Includes 750,000 warrants exercisable into 750,000 shares of common stock.

(5)

Includes 225,000 warrants exercisable into 225,000 shares of common stock.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

Director Independence

We currently act with four directors, consisting of Stephen Parent, Daniel Forbush, Larry Max Bigler and David Salari. We have determined that Larry Max Bigler and David Salari are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Corporate Governance

Currently our audit committee consists of Larry M. Bigler and David Salari. The function of the audit committee is to meet with our independent auditors at least annually to review, upon completion of the annual audit, financial results for the year, as reported in our financial statements; recommend to the Board the independent auditors to be retained; review the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assist and interact with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner; and review and approve all professional services provided to us by the independent auditors and considers the possible effect of such services on the independence of the auditors.

During fiscal 2009, there were 5 meetings held by the audit committee.

Item 14.

Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2009 and for fiscal year ended April 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2009 ($)	2008 ($)
Audit Fees	13,750	8,125
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	13,750	6,125

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)
3.2	By-Laws (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)
3.3	Amendment to Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
(10)	Material Contracts
10.1	Letter of Intent between General Gold Corporation and Gold Range, LLC dated November 14, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
10.2	Amendment to Letter of Intent between General Gold Corporation and Gold Range, LLC dated December 31, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006).
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

10.7	Share Purchase Agreement dated March 15, 2007 between our company and Sanibel Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).
10.8	Marketing Services Agreement effective July 15, 2008 with Wall Street Report Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 5, 2008).
10.9	Mining Acquisition Agreement dated October 31, 2008 between our company and Sunergy Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 2, 2008).
10.10

Amending Agreement to the Mining Acquisition Agreement dated December 5, 2008 between our company and Sunergy Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 12, 2008).

10.11	Agreement dated February 10, 2009 between our company and Nevada Agency & Trust Company (incorporated by reference from our Current Report on Form 8-K filed on February 24, 2009).
10.12	Contract between our company and Stephen Tandon and Emanual Suchefort dated April 13, 2009 (incorporated by reference from our Current Report on Form 8-K filed on June 29, 2009).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
(21)	Subsidiaries
General Gold Corporation, a Nevada company
(31)	Section 302 Certification
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002.
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002

———————

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION
/s/ Stephen Parent
Stephen Parent
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 13, 2009

/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
Date: August 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Parent	President, Chief Executive Officer	August 13, 2009
Stephen Parent	and Director

/s/ Daniel J. Forbush	Chief Financial Officer and Director	August 13, 2009
Daniel J. Forbush

/s/ Larry Max Bigler	Director	August 13, 2009
Larry Max Bigler

/s/ David Salari	Director	August 13, 2009
David Salari