Form 10-Q/A
period 2008-07-31
GENERAL METALS CORP
filed 2009-09-18
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends General Metals Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on September 15, 2008, and is being filed solely to restate the financial statements to correct certain accounting errors identified by the Company’s management and as a response to SEC Comment Letters dated March 13, 2008 and November 25, 2008. Based on these error corrections, the Company’s management determined restatement of the interim and annual financial statements for the fiscal years ended April 30, 2008 and 2007 and the fiscal quarters ended July 31, 2008, October 31, 2008, and January 31, 2009 was appropriate. Note 3 to the financial information contained herein provides a detailed description of the error corrections that impact the quarters ended July 31, 2008 and 2007 and the inception to July 31, 2008 information. . In addition, certain amounts have been reclassified to conform to the presentation contained in our Form 10-K for the fiscal year April 30, 2009 inclusive of the restated and reclassified amounts for the fiscal year ended April 30, 2008.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 1 of the Form 10-Q in this Amendment. However, there have been no changes to the text of such item other than the change stated in the immediately preceding paragraph.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the filing of the original Form 10-Q. Please refer to the Company’s Current Reports on Form 8-K and Form 10-K for the period ended April 30, 2009 for such subsequent events or transactions.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended July 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

General Metals Corporation

 (An Exploration Stage Company)

Unaudited Consolidated Balance Sheets

	July 31, 2008 (Restated)	April 30 2008 (Restated)

ASSETS

Current assets
Cash and cash equivalents	$2,096	$17,600
Prepaid expenses (restated)	16,157	15,925

Total current assets	18,253	33,525

Other assets
Mineral property (restated)	864,869	864,869
Investment in general copper	17,500	17,500
Property and equipment, net	30,557	32,164
Other assets (restated)	17,444	17,444

Total other assets	930,370	931,977

Total assets	$948,623	$965,502

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	332,147	117,686
Accrued liabilities	2,688	––

Total current liabilities	334,835	117,686

Total liabilities	334,835	117,686

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	—	—
Common stock, authorized 220,000,000 shares, par value $0.001, issued and outstanding on July 31, 2008 and April 30, 2008 is 104,954,098 and 93,901,168 respectively	105,030	93,902
Additional paid-in capital (restated)	6,047,576	5,466,530
Subscriptions (receivable)	(52,625)	(5,500)
Accumulated deficit during exploration stage (restated)	(5,486,193)	(4,707,116)

Total stockholders' equity	613,788	847,816

Total liabilities and stockholders' equity	$948,623	$965,502

The accompanying notes are an integral part of these statements

 General Metals Corporation

 (An Exploration Stage Company)

Unaudited Consolidated Statements of Operations

			March 15, 2006
			(Inception)
	Three Months Ended July 31,		to July 31,
	2008	2007	2008
	(restated)	(restated)	(restated)

Revenue	$––	$––	$––

Operating expenses
Depreciation and amortization	1,607	1,768	12,491
General and administrative (restated)	47,012	381,095	993,891
Management and consulting (restated)	255,968	––	3,094,242
Exploration and development (restated)	437,838	34,732	1,096,013
Professional fees	36,652	5,000	290,180

Total expenses	779,077	422,595	5,486,817

(Loss) from operations	(779,077)	(422,595)	(5,486,817)

Other income/ (expenses)
Interest expense (restated)	––	––	(1,876)
Easement income	––	––	2,500
Gain on sale of fixed assets	––	––	––
Loss on outstanding warrants (restated)	––	––	––

Net (loss) before income taxes (restated)	(779,077)	(422,595)	(5,486,193)

Provision for income taxes	––	––	––

Net (loss) (restated)	$(779,077)	$(422,595)	$(5,486,193)

Basic & diluted (loss) per share (restated)	$(0.01)	$(0.01)

Weighted average
Number of shares	101,606,686	84,158,029

The accompanying notes are an integral part of these statements

General Metals Corporation

 (An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity

inception March 15, 2006 to July 31, 2008

					(Deficit)
					Accumulated
	Common Stock			Stock	During
	Issued		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, April 30, 2005	31,354,400	$31,354	$450,523	$(127,500)	$(208,251)	$146,126

Cash Received for Subscriptions
Receivable				127,500		127,500
Common Stock Issued for Cash at $0.25
In Private Placement	44,000	44	4,956			5,000
Common Stock Issued for Cash at $0.125
In Private Placement	26,400	26	2,974			3,000
Common Stock Issued at $0.001 to
exercise lease agreement	5,500,000	5,500	530,350			535,850
Common Stock Issued for Cash at $0.125
In Private Placement	2,782,450	2,782	313,406			316,188
Common Stock Issued in Reorganization (restated)	8,436,541	8,437	(787,983)		208,251	(571,295)
Common Stock Issued to Convert Debt at0.0185 as Agreed in
February 2005 (restated)	22,034,546	22,035	591,998			614,033
Common Stock Issued as Incentive	550,000	550	(50)			500
Common Stock Returned and Cancelled	(550,000)	(550)	50			(500)
Common Stock Issued in Exercise of Warrants at $0.25	702,900	703	159,047			159,750
Net (Loss)					(637,068)	(637,068)
Balance, April 30, 2006 (restated)	70,881,237	70,881	1,265,271	––	(637,068)	699,084

Deposit received on Private Placement				76,000		76,000
Common Stock Issued in Exercise of Warrants at $0.25	110,000	110	24,890			25,000
Common Stock Issued for Cash at $0.125
In Private Placement	440,000	440	49,560	(50,000)		––
Common Stock Issued for Service at $0.125 per share	158,400	158	17,842			18,000
Common Stock Issued for Purchase of
fixed asset at $0.075	220,000	220	14,780			15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052			11,216
Common Stock Issued for Services at
$0.075 per share	330,000	330	22,170			22,500
Common Stock Issued to Convert Debt
$0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.075
In Private Placement	3,770,063	3,770	253,280	(163,800)		93,250
Common Stock Issued for Cash at $0.075
For Exploration Rights	1,100,000	1,100	249,828			250,928
Common Stock Issued for Cash at $0.075
For Employee Incentive	275,000	275	18,475			18,750
Common Stock Issued for Cash at $0.125
In Private Placement	2,332,000	2,332	262,668			265,000
Common Stock Issued for Cash at $0.125
In Private Placement	363,440	363	40,937	(41,300)		-
Cash Received for Subscriptions
Receivable				137,800		137,800
Stock-based compensation expense (restated)			1,447,734			1,447,734
Net (Loss) (restated)					(2,087,666)	(2,087,666)
Balance, April 30, 2007 (restated)	80,657,967	80,656	3,712,974	(41,300)	(2,724,734)	1,027,596

					(Deficit)
					Accumulated
	Common Stock			Stock	During
	Issued		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, April 30, 2007 (restated)	80,657,967	80,656	3,712,974	(41,300)	(2,724,734)	1,027,596
Common Stock issued to convert Debt at
$0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.125
In Private Placement	667,040	667	75,133			75,800
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.075	2,520,979	2,522	157,243			159,765
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	654,500	655	118,345			119,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.125	44,000	44	4,956			5,000
Common Stock Issued for purchase of
asset at $0.125	132,000	132	14,868			15,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	216,000	216	42,984			43,200
Common Stock Issued for Cash at $0.125
In Private Placement	52,470	53	6,506			6,559
Cash Received for Subscriptions
Receivable				50,300		50,300
Common Stock Issued for Cash at $0.20
In Private Placement	2,503,000	2,503	484,497	(160,000)		327,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.07	733,334	733	49,267			50,000
Common Stock Issued for Cash at $0.15
In Private Placement	900,000	900	134,100	(35,000)		100,000
Cash Received for Subscriptions
Receivable				151,000		151,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.068	146,667	147	9,853			10,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.10	110,000	110	7,390			7,500
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	176,000	176	19,824			20,000
Common Stock Issued for services to the
advisory board at $0.15	2,000,000	2,000	298,000			300,000
Common Stock Issued for Cash at $0.15
In Private Placement	100,000	100	14,900			15,000
Common Stock Issued in Exercise of Share
Purchase warrants at $0.075	86,667	87	8,913	(9,000)		-
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	2,200	2	248			250
Common Stock Issued for Cash at $0.20
In Private Placement	590,000	590	58,410			59,000
Common Shares issued for Cash at $0.15
In Private Placement	44,299	44	6,601			6,645
Common Stock Issued in Exercise of
Share Purchase warrants at $0.068	146,300	147	9,853			10,000
Common Stock Issued for services
at $0.125	100,000	100	12,400			12,500
Common Stock Issued for Cash at $0.20
In Private Placement	100,000	100	9,900			10,000
Common Stock Issued for Cash at $0.05
In Private Placement	400,000	400	19,600			20,000
Common Stock Issued in Exercise
of Share Purchase warrants at $0.05	275,000	275	13,475			13,750
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	29,412	30	2,470			2,500
Cash Received for Subscriptions
Receivable				38,500		38,500
Stock-based compensation expense (restated)			139,333			139,333
Net (Loss) (restated)					(1,982,382)	(1,982,382)

					(Deficit)
					Accumulated
	Common Stock			Stock	During
	Issued		Paid in	Subscriptions	Exploration	Total
	Shares	Amount	Capital	(Receivable)	Stage	Equity
Balance, April 30, 2008 (restated)	93,901,168	93,902	5,466,530	(5,500)	(4,707,116)	847,816

Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	33,930	34	2,840	(625)		2,249
Common Stock Issued for Cash at $0.20
In Private Placement	400,000	400	44,600			45,000
Common Stock Issued for Cash at $0.10
In Private Placement	12,000	12	1,188			1,200
Common Stock Issued for Cash at $0.05
In Private Placement	7,382,000	7,382	361,718	(59,000)		310,100
Common Stock Issued for services
at $0.10	150,000	150	14,850			15,000
Common Stock Issued for services
at $0.08	50,000	50	3,950			4,000
Common Stock Issued for services
at $0.05	3,100,000	3,100	151,900			155,000
Cash Received for Subscriptions						-
Receivable				12,500		12,500
Fair value of warrants issued (restated)			––			-
Net (Loss) (restated)					(779,077)	(779,077)
Balance, July 31, 2008	$105,029,098	$105,030	$6,047,576	$(52,625)	$(5,486,193)	$613,788

General Metals Corporation

 (An Exploration Stage Company)

Unaudited Consolidated Statements of Cash Flows

			March 15, 2006 (Inception) to July 31, 208

	Three Months Ended July 31,
	2008	2007
Operating activities
Net loss (restated)	$(779,077)	$(422,595)	$(5,486,193)
Adjustments to reconcile net loss
Loss on outstanding warrants (restated)	––	––	––
Stock issued for services (restated)	174,000	50,000	951,831
Stock Issued to Acquire Mineral Property Lease (restated)	––	––	––
Stock Issued to Acquire Exploration Rights (restated)	––	––	––
Stock Issued to Acquire Fixed Assets (restated)	––	––	––
Stock Issued in Acquisition and Reorganization (restated)	––	––	––
Contributed Capital (restated)	––		––
Depreciation and Amortization	1,607	1,768	12,491
Stock-based compensation (restated)	––	––	1,587,067
Changes in Operating Assets and Liabilities
(Increase)/Decrease in Accounts Receivable	––	(34,715)	––
(Increase)/Decrease in Other Receivables	––	(7,070)	––
(Increase)/Decrease in Prepaid Expenses	(232)		(16,157)
Increase/(Decrease) in Accounts Payable	214,461	36,595	332,147
Increase/(Decrease) in Accrued Liabilities	2,688	4,680	2,688

Net cash used by operating activities	(386,553)	(371,337)	(2,616,126)

Investment activities
Acquisition of mineral property (restated)	––	––	(78,091)
Investment in general copper	(1)		(17,501)
Deposit on reclamation bond (restated)	––	––	(17,444)
Purchase of Equipment (restated)		(15,366)	(13,048)

Net Cash Used by Investment Activities	(1)	(15,366)	(126,084)

Financing Activities
Proceeds from Loans from Related Parties (restated)	––	––	63,184
Repayments of Loans from Related Parties (restated)	––	(23,000)	(28,184)
Cash Received from Subscriptions Receivable (restated)	––	––	––
Proceeds from the Sale of Stock (restated)	371,050	454,624	2,709,306

Net Cash Provided by Financing Activities	371,050	431,624	2,744,306

Net Increase / (Decrease) in Cash	(15,504)	44,921	2,096

Cash, Beginning of Period	17,600	193,796	––

Cash, End of Period	$2,096	$238,717	$2,096

Supplemental Information:
Interest Paid	$––	$––	$1,876
Income Taxes Paid	$––	$––	$––

Non-cash Activities:
Stock Issued to Acquire Mineral Property Lease	$––	$––	$783,687

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

On January 20, 2006 the Company entered into an agreement, effective March 15, 2006, to acquire all of the issued and outstanding shares and convertible securities of General Gold Corporation (General Gold). Upon the effective date of the acquisition of General Gold, the Company became an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. This transaction resulted in a change of control and is accounted for as a reverse acquisition with General Metals Corporation as the surviving legal entity and General Gold the historical accounting company. The Company operates General Gold as a wholly owned subsidiary.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At July 31, 2008 the Company had an accumulated loss of $5,486,193, a cash balance of $2,096, no revenue, and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2008, and for all periods presented herein, have been made.

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2008 and April 30, 2008 (Audited))

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 audited financial statements. The results of operations for the period ended July 31, 2008 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of July 31, 2008, the Company had $2,096 in cash equivalents.

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

Mineral Property Costs

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition costs are capitalized. Exploration and development costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

NOTE 3.

RESTATEMENT

Upon receipt of SEC Comment Letters dated March 13, 2008 and November 25, 2008, the Company’s management reviewed the accounting for certain transactions previously disclosed in our interim and annual financial statements for the fiscal years ended April 30, 2008 and 2007 and the fiscal quarters ended July 31, 2008, October 31, 2008, and January 31, 2009.

The following provides a detailed description of the restatements related to the correction of the errors contained in the historical information as well as affects by line item. In addition, certain amounts have been reclassified to conform to the presentation contained in our Form 10-K for the fiscal year ended April 30, 2009 inclusive of the restated and reclassified amounts for the fiscal year ended April 30, 2008.

Income Statement

	Three Months Ended July 31, 2008
	As reported	Adjustments		As restated
Other income/ (expenses)
Loss on outstanding warrants	$(18,925)	$18,925	A	$––
				––
Net (loss) before income taxes	(798,002)	18,925	A	(779,077)
				––
Net (loss)	$(798,002)	$18,925	A	$(779,077)
				––
Basic/diluted (loss) per share	$(0.01)			$(0.01)
				––
Weighted average				––
number of shares	101,606,686			101,606,686

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2008 and April 30, 2008 (Audited))

(A)

During the period ended July 31, 2008, the Company issued 833,000 warrants to investors. The fair value of all warrants was estimated using a Black-Scholes pricing model and recognized through earnings. Upon subsequent review, management determined the warrants issued to investors should have been treated as a capital transaction with no income statement affects recognized which caused an overstatement of expenses of $18,925.

	Three Months Ended July 31, 2007
	As reported	Adjustments		As restated
Other income/ (expenses)
Loss on outstanding warrants	$(283,261)	$283,261	B	$––
				––
Net (loss) before income taxes	(705,856)	283,261	B	(422,595)
				––
Net (loss)	$(705,856)	$283,261	B	$(422,595)
				––
Basic/diluted (loss) per share	$(0.01)			$(0.01)
				––
Weighted average				––
number of shares	84,158,029			84,158,029

(B)

During the period ended July 31, 2007, the Company recorded the cost of 3,508,200 warrants to investors. The fair value of all warrants was estimated using a Black-Scholes pricing model and recognized through earnings. Upon subsequent review, management determined the warrants issued to investors should have been treated as a capital transaction with no income statement affects recognized which caused an overstatement of expenses of $283,261 for the period.

	Previously Reported March 15, 2006 (inception) to July 31, 2008	Adjustments		As restated March 15, 2006 (inception) to July 31, 2008
Operating expenses
General and administrative	$1,417,143	$(423,254	C	$993,889
Management and consulting	1,322,876	1,771,366	D	3,094,242
Exploration and development	1,224,940	(128,927)	E	1,096,013
Professional fees	265,496	24,684	F	290,180

Total expenses	4,242,946	1,243,869		5,486,815

(Loss) from operations	(4,242,946)	(1,243,869)		(5,486,815)

Other income/ (expenses)				––
Interest expense	––	(1,876)	G	(1,876)
Gain on forgiveness of debt	243,452	(243,452	H	––
Loss on outstanding arrants	(592,635)	592,635	I	––

Net (loss) before income taxes	(4,589,629)	(896,564)		(5,486,193)

Net (loss)	(4,589,629)	(896,564)		(5,486,193)

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2008 and April 30, 2008 (Audited))

(C)

Amount represents a reclassification from General and administrative to Management and consulting to match current period reporting classifications

(D)

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

The inclusion of the reclassification of $139,333 of stock-based compensation as noted in footnote (I) below.

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

The remaining $425,619 represents a reclassification for the inception-to-date period ending July 31, 2008 to match current period reporting classifications.

(E)

Amount consists of the following adjustments:

The reduction of expense due to the inappropriate expensing of a $25,000 payment in relation to the acquisition of the Independence mineral property as noted in restatement footnote (K) below.

The reduction of expense due to the inappropriate expense of the deemed value of shares issued for a 100% interest in Mikite Resources as noted in restatement footnote (K) below.

The remaining $28,927 represents a reclassification from Exploration and development to Professional fees ($24,684), Interest ($1,876) and Management and consulting ($2,367) for the period ending July 31, 2008 to match current period reporting classifications

(F)

Amount represents a reclassification to Professional fees from Exploration and development to match current period reporting classifications.

(G)

During the procedures performed, it was noted that to match classification presented for the period ended July 31, 2008, $1,876 of interest expense was required to be reclassified from Exploration and development to match current period reporting classifications.

(H)

During the fiscal year ended April 30, 2006 we entered into several transactions with various shareholders and employees for the extinguishment of certain debts and accounts payable by the issuance of common shares. Upon further review of the transactions, we determined they should have been treated as capital transactions with no affects on our statements of operations. This resulted in an overstatement of net income for the period of $243,452.

(I)

During the year ended April 30, 2008 the Company issued 6,203,299 warrants to investors and to certain members of management and the Board. The fair value of all warrants was estimated using a Black-Scholes pricing model and recognized through earnings. Upon subsequent review, management determined the warrants issued to investors should have been treated as a capital transaction with no income statement affects recognized. This resulted in an overstatement of expenses by $434,377 for the period then ended. Additionally, the warrants issued to management and the Board of Directors totalling $139,333 constituted compensation and has been reclassified to management and consulting expense. All of the warrants issued as compensation were fully vested on the grant date. In addition, there was additional expense recognized during the period ended July 31, 2008 of $18,925 as noted in restatement footnote (A) above.

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2008 and April 30, 2008 (Audited))

Balance Sheet

	As Reported July 31, 2008	Adjustments		As restated July 31, 2008
Current assets
Prepaid expenses	$532	$15,625	J	$16,157

Total Current assets	2,628	15,625		18,253

Other assets				––
Mineral property	58,091	806,778	K	864,869
Other assets		17,444	L	17,444
				––
Total other assets	106,148	806,778		912,926
				––
Total assets	$108,776	$839,847		$948,623

Stockholders' equity				––

Additional paid-in capital	4,311,165	1,736,411	M	6,047,576
Accumulated deficit during exploration stage	(4,589,629)	(896,564)	N	(5,486,193)

Total stockholders' equity	(226,059)	839,847		613,788

Total liabilities and stockholders' equity	$108,776	$839,847		$948,623

(J)

Capitalization of prepaid expense related to previous expensing of payment on insurance policy as noted in restatement footnote (D) above.

(K)

In conjunction with the review of transactions as identified and noted by the SEC Corporate Finance division, management reviewed the recording of transactions related to the acquisition of the Independence mineral property and the acquisition of a 100% interest in Mikite Resources and the Ghana mining concession rights.

In regards to the Independence mineral property, Management noted consideration in the agreement consisted of three $25,000 cash payments of which two were appropriately capitalized while one $25,000 cash payment was inappropriately expensed at the date of payment and has been adjusted in the above adjustments. In addition, as part of the agreement, we issued 5,000,000 shares to Gold Range, LLC for the lease rights to the Independence mineral property which was recorded at par value ($5,000) at date of acquisition and capitalized at the date of issuance. The fair value of these instruments, based on the issuance of similar instruments for cash on the same date, on the applicable grant dates totalled $535,850, of which $530,850 was previously unrecognized.

In addition, we identified 1 million shares and 1 million warrants that were issued for a 100% interest in Mikite Resources and the Ghana mining concession. These were recorded at a deemed value of $75,000 but were expensed at the date of issuance. The fair value of these instruments on the applicable grant dates, based on quoted market prices for the shares, totalled $250,928 of which $75,000 was previously recognized in earnings and $175,928 was unrecognized.

(L)

Capitalization of the $17,444 payment issued to the Nevada Division of Minerals as deposit on a reclamation bond as noted in footnote (D) above.

General Metals Corporation

Successor to General Gold Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(July 31, 2008 and April 30, 2008 (Audited))

(M)

This reflects the net effect of the adjustments related to equity transactions as noted in the footnotes above at the estimated fair value and their respective impact on additional paid-in capital.

This reflects the net effect of all income statements errors as noted in footnotes (A) through (I).

Cash Flows

Upon further review of our previously issued financial statements we noted certain classification errors and erroneous inclusion of certain non-cash transactions and affects related to the adjustments The adjustments noted in footnotes (A) and (B) above are the only effects for the three months cash flows for the periods ending July 31, 2008 and July 31, 2007 respectively. The impacts reflect on net loss and adjustments to reconcile net loss are immaterial and do not change the major caption reporting of cash flow categories and are thus not presented.

The following provides a brief description of the transactions that were reclassified or removed from our Statement of Cash Flows for the inception to date period through July 31, 2008 included adjustments as identified in our 10-K filed with the SEC for the years ended April 30, 2008 and Inception to April 30, 2008:

(A)

During the year ended April 30, 2008 we acquired fixed assets through the issuance of common stock totalling $30,000 previously reported in operating activities. Additionally, $13,000 of fixed asset purchases included in investing activities was inappropriately included for the year ended April 30, 2008. The corresponding impact of this correction is also included in the restated Inception to July 31, 2008 information.

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

(E)

The overall impacts on the previously issued Statements of Cash flows for the year ended April 30, 2008 and the Inception to April 30, 2008 by activity are as follows:

	As Previously Reported		Restated
	(inception) to		(inception) to
	Period Ended July 31,		Period Ended July 31,
	2008	Adjustments	2008
Cash used in operating activities	$(3,076,177)	$460,051	$(2,616,126)
Cash used in investing activities	(118,640)	(7,444)	(126,084)
Cash provided by financing activities	3,196,913	(452,607)	2,744,306

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

Under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Management has identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.

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

GENERAL METALS CORPORATION
(Registrant)
Dated: September 18, 2009	/s/ STEPHEN PARENT
Stephen Parent
Chief Executive Officer and President
(Principal Executive Officer)
Dated: September 18, 2009	/S/ DANIEL J. FORBUSH
Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)