Form 10-Q
period 2009-07-31
GENERAL METALS CORP
filed 2009-09-18
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: July 31, 2009
or

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
212,689,225 common shares issued and outstanding as of August 12, 2009

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements.

General Metals Corporation

(An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheets

	July 31, 2009	April 30 2009

ASSETS

Current assets
Cash and cash equivalents	$117,022	$—
Short-term investments	650,000	1,275,000
Prepaid expenses	225,809	379,019
Other receivables	237,500	237,500
Other current assets	—	245

Total current assets	1,230,331	1,891,764

Other assets
Land	67,742	67,767
Mineral property	613,941	613,941
Property and equipment, net	26,626	25,733
Other assets	18,244	17,444

Total other assets	726,553	724,885

Total assets	$1,956,884	$2,616,649

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Cash deficit	$—	$20,057
Notes payable, current portion	3,668	2,898
Accounts payable	318,190	465,428
Accrued liabilities	75,923	216,974
Loan from related parties	28,800	33,680

Total current liabilities	426,581	739,037

Long-term liabilities
Notes payable, net of current portion	43,372	44,143

Total long-term liabilities	43,372	44,143

Total liabilities	469,953	783,180

Commitments and Contingencies

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and Outstanding	—	—
Common stock, authorized 220,000,000 shares, par value $0.001, issued and outstanding on July 31, 2009 and April 30, 2009 is 212,791,625 and 168,183,494 respectively	212,793	168,184
Additional paid-in capital	9,101,163	7,974,740
Subscriptions (receivable)	(407,969)	(151,012)
Accumulated other comprehensive income	(600,000)	25,000
Accumulated deficit during exploration stage	(6,819,056)	(6,183,443)

Total stockholders' equity	1,486,931	1,833,469

Total liabilities and stockholders' equity	$1,956,884	$2,616,649

The accompanying notes are an integral part of these statements

General Metals Corporation

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

			March 15, 2006 (Inception) to July 31, 2009

	Three Months Ended July 31,
	2009	2008
Revenue	$—	$—	$—

Operating expenses
Depreciation and amortization	1,608	1,607	18,923
General and administrative	21,679	47,012	1,147,288
Management and consulting	442,327	255,968	4,714,096
Exploration and development	109,202	437,838	1,761,712
Professional fees	58,550	36,652	419,966

Total expenses	633,366	779,077	8,061,985

(Loss) from operations	(633,366)	(779,077)	(8,061,985)

Other income (expenses)
Interest expense	(2,247)	—	(18,350)
Gain on sale of mineral properties	—	—	1,249,072
Other income	—	—	5,000
Gain/(loss) on foreign currency exchange	—	—	7,207

Net (loss) before income taxes	(635,613)	(779,077)	(6,819,056)

Provision for income taxes	—	—	—

Net (loss)	$(635,613)	$(779,077)	$(6,819,056)

Basic and diluted (loss) per share	$(0.00)	$(0.01)

Weighted average
number of shares	188,993,264	101,606,686

The accompanying notes are an integral part of these statements

General Metals Corporation

(An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity

			Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration State	Accumulated Other Comprehensive Income/Loss)	Total Equity

	Common Stock
	Issued Shares	Amount
Balance, April 30, 2005	31,354,400	$31,354	$450,523	$(127,500)	$(208,251)	—	$146,126

Cash Received for Subscriptions Receivable				127,500			127,500
Common Stock Issued for Cash at $0.25 In Private Placement	44,000	44	4,956				5,000
Common Stock Issued for Cash at $0.125 In Private Placement	26,400	26	2,974				3,000
Common Stock Issued at $0.001 to exercise lease agreement	5,500,000	5,500	530,350				535,850
Common Stock Issued for Cash at $0.125 In Private Placement	2,782,450	2,782	313,406				316,188
Common Stock Issued in Reorganization	8,436,541	8,437	(787,983)		208,251		(571,295)
Common Stock Issued to Convert Debt at 0.0185 as Agreed in February 2005	22,034,546	22,035	591,998				614,033
Common Stock Issued as Incentive	550,000	550	(50)				500
Common Stock Returned and Cancelled	(550,000)	(550)	50				(500)
Common Stock Issued in Exercise of Warrants at $0.25	702,900	703	159,047				159,750
Net (Loss)					(637,068)		(637,068)
Balance, April 30, 2006	70,881,237	70,881	1,265,271	—	(637,068)	—	699,084

Deposit received on Private Placement				76,000			76,000
Common Stock Issued in Exercise of Warrants at $0.25	110,000	110	24,890				25,000
Common Stock Issued for Cash at $0.125 In Private Placement	440,000	440	49,560	(50,000)			—
Common Stock Issued for Service at $0.125 per share	158,400	158	17,842				18,000
Common Stock Issued for Purchase of fixed asset at $0.075	220,000	220	14,780				15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052				11,216
Common Stock Issued for Services at $0.075 per share	330,000	330	22,170				22,500
Common Stock Issued to Convert Debt $0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.075 In Private Placement	3,770,063	3,770	253,280	(163,800)			93,250
Common Stock Issued for Cash at $0.075 For Exploration Rights	1,100,000	1,100	249,828				250,928
Common Stock Issued for Cash at $0.075 For Employee Incentive	275,000	275	18,475				18,750
Common Stock Issued for Cash at $0.125 In Private Placement	2,332,000	2,332	262,668				265,000
Common Stock Issued for Cash at $0.125 In Private Placement	363,440	363	40,937	(41,300)			—
Cash Received for Subscriptions Receivable				137,800			137,800
Stock-based compensation expense			1,447,734				1,447,734
Net (Loss)					(2,087,666)		(2,087,666)
Balance, April 30, 2007	80,657,967	80,656	3,712,974	(41,300)	(2,724,734)	—	1,027,596

The accompanying notes are an integral part of these statements

General Metals Corporation

(An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity (cont’d)

			Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration State	Accumulated Other Comprehensive Income/Loss)	Total Equity

	Common Stock
	Issued Shares	Amount
Balance, April 30, 2007	80,657,967	80,656	3,712,974	(41,300)	(2,724,734)	—	1,027,596

Common Stock issued to convert Debt at $0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.125 In Private Placement	667,040	667	75,133				75,800
Common Stock Issued in Exercise of Share Purchase Warrants at $0.075	2,520,979	2,522	157,243				159,765
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	654,500	655	118,345				119,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.125	44,000	44	4,956				5,000
Common Stock Issued for purchase of asset at $0.125	132,000	132	14,868				15,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	216,000	216	42,984				43,200
Common Stock Issued for Cash at $0.125 In Private Placement	52,470	53	6,506				6,559
Cash Received for Subscriptions Receivable				50,300			50,300
Common Stock Issued for Cash at $0.20 In Private Placement	2,503,000	2,503	484,497	(160,000)			327,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.07	733,334	733	49,267				50,000
Common Stock Issued for Cash at $0.15 In Private Placement	900,000	900	134,100	(35,000)			100,000
Cash Received for Subscriptions Receivable				151,000			151,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.068	146,667	147	9,853				10,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.10	110,000	110	7,390				7,500
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	176,000	176	19,824				20,000
Common Stock Issued for services to the advisory board at $0.15	2,000,000	2,000	298,000				300,000
Common Stock Issued for Cash at $0.15 In Private Placement	100,000	100	14,900				15,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.075	86,667	87	8,913	(9,000)			—
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	2,200	2	248				250
Common Stock Issued for Cash at $0.20 In Private Placement	590,000	590	58,410				59,000
Common Shares issued for Cash at $0.15 In Private Placement	44,299	44	6,601				6,645
Common Stock Issued in Exercise of Share Purchase warrants at $0.068	146,300	147	9,853				10,000
Common Stock Issued for servicesat $0.125	100,000	100	12,400				12,500
Common Stock Issued for Cash at $0.20 In Private Placement	100,000	100	9,900				10,000
Common Stock Issued for Cash at $0.05 In Private Placement	400,000	400	19,600				20,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.05	275,000	275	13,475				13,750
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	29,412	30	2,470				2,500
Cash Received for Subscriptions Receivable				38,500			38,500
Stock-based compensation expense			139,333				139,333
Net (Loss)					(1,982,382)		(1,982,382)
Balance, April 30, 2008	93,901,168	93,902	5,466,530	(5,500)	(4,707,116)	—	847,816

The accompanying notes are an integral part of these statements

General Metals Corporation

(An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity (cont’d)

			Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration State	Accumulated Other Comprehensive Income/Loss)	Total Equity

	Common Stock
	Issued Shares	Amount
Balance, April 30, 2008	93,901,168	93,902	5,466,530	(5,500)	(4,707,116)	—	847,816

Common Stock Issued for Cash at $0.14 In Private Placement	7,000,000	7,000					5,000
Common Stock Issued for Cash at $0.15 In Private Placement	2,000,000	2,000	28,000	(14,387)			15,613
Common Stock Issued for Cash at $0.18 In Private Placement	1,000,000	1,000	16,500				17,500
Common Stock Issued for Cash at $0.2 In Private Placement	8,400,000	8,400	159,600	(15,000)			153,000
Common Stock Issued for Cash at $0.25 In Private Placement	2,502,000	2,502	59,998	(1,000)			61,500
Common Stock Issued for Cash at $0.05 In Private Placement	8,274,000	8,274	380,326	(34,000)			354,600
Common Stock Issued for Cash at $0.075 In Private Placement	870,000	870	64,280				65,150
Common Stock Issued for Cash at $0.10 In Private Placement	150,000	150	14,850				15,000
Common Stock Issued for Cash at $0.15 In Private Placement	416,000	416	30,784				31,200
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	33,930	34	2,841	(625)			2,250
Common Stock Issued for services at $0.017	750,000	750	12,250				13,000
Common Stock Issued for services at $0.02	3,500,000	3,500	66,500				70,000
Common Stock Issued for services at $0.021	4,250,000	4,250	85,000				89,250
Common Stock Issued for services at $0.024	2,500,000	2,500	57,500				60,000
Common Stock Issued for services at $0.025	1,000,000	1,000	24,000				25,000
Common Stock Issued for services at $0.029	581,396	581	20,326				20,907
Common Stock Issued for services at $0.03	10,000,000	10,000	290,000				300,000
Common Stock Issued for services at $0.036	11,000,000	11,000	385,000				396,000
Common Stock Issued for services at $0.05	3,100,000	3,100	151,900				155,000
Common Stock Issued for services at $0.075	838,000	838	61,912				62,750
Common Stock Issued for services at $0.08	4,147,000	4,147	327,613				331,760
Common Stock Issued for services at $0.086	2,000,000	2,000	170,000				172,000
Common Stock Issued for services at $0.10	150,000	150	14,850				15,000
Cancellation of Issued Common Stock due to non-payment on receivable	(180,000)	(180)	(8,820)	9,000			—
Cash Received for Subscriptions Receivable				5,500			5,500
Unrealized Gain/(Loss) on Available-for sale Available-for-sale Securities						25,000	25,000
Net (Loss)					(1,476,327)		(1,476,327)
Balance, April 30, 2009	168,183,494	168,184	7,974,740	(151,012)	(6,183,443)	25,000	1,833,469

The accompanying notes are an integral part of these statements

General Metals Corporation

(An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity (cont’d)

			Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration State	Accumulated Other Comprehensive Income/Loss)	Total Equity

	Common Stock
	Issued Shares	Amount
Balance, April 30, 2009	168,183,494	168,184	7,974,740	(151,012)	(6,183,443)	25,000	1,833,469

Common Stock Issued for Cash at $0.15 In Private Placement	17,561,665	17,562	245,863	(16,250)			247,175
Common Stock Issued for Cash at $0.02 In Private Placement	1,605,000	1,605	30,495	(6,700)			25,400
Common Stock Issued for Cash at $0.022 In Private Placement	3,050,000	3,050	64,710	—			67,760
Common Stock Issued for Cash at $0.025 In Private Placement	700,000	700	16,800	—			17,500
Common Stock Issued for Cash at $0..033 In Private Placement	300,000	300	9,700	—			10,000
Common Stock Issued for Cash at $0..035 In Private Placement	240,000	240	8,160	—			8,400
Common Stock Issued for Cash at $0..04 In Private Placement	1,125,000	1,125	43,875	(12,900)			32,100
Common Stock Issued for Cash at $0..045 In Private Placement	7,047,300	7,048	310,059	(317,107)			—
Common Stock Issued for Cash at $0..05 In Private Placement	1,090,000	1,090	53,410	(5,000)			49,500
Common Stock Issued for services at $0.02	1,000,000	1,000	19,000				20,000
Common Stock Issued for services at $0.028	8,400,000	8,400	226,800				235,200
Common Stock Issued for services at $0.032	1,500,000	1,500	46,500				48,000
Common Stock Issued for services at $0.035	12,500	12	428				440
Common Stock Issued for services at $0.047	100,000	100	4,600				4,700
Common Stock Issued for services at $0.050	750,000	750	36,750				37,500
Common Stock Issued for services at $0.065	60,000	60	3,840				3,900
Common Stock Issued for services at $0.083	66,666	67	5,433				5,500
Cash Received for Subscriptions Receivable				101,000			101,000
Unrealized Gain/(Loss) on Available-for sale Available-for-sale Securities						(625,000)	(625,000)
					(635,613)		(635,613)
Balance, July 31, 2009	212,791,625	$212,793	$9,101,163	$(407,969)	$(6,819,056)	$(600,000)	$1,486,931

The accompanying notes are an integral part of these statements

General Metals Corporation

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended July 31,		March 15, 2006 (Inception) to July 31, 2009
	2009	2008
Operating activities
Net loss	$(635,613)	$(779,077)	$(6,819,056)
Adjustments to reconcile net loss
Stock issued for services	363,994	174,000	2,426,074
Stock issued for payment of interest on debt	—	—	12,750
Non-cash financing costs	—	—	46,234
Gain on sale of mineral property	—	—	(1,249,072)
Depreciation and amortization	1,608	1,607	18,923
Stock-based compensation	—	—	1,587,067
Impairment of Long-lived assets	—	—	17,500
Other assets
(Increase)/decrease in other current assets	245	—	—
(Increase)/decrease in prepaid expenses	(5,544)	(232)	(17,129)
Increase/(decrease) in accounts payable	(147,238)	214,461	318,190
Increase/(Decrease) in accrued liabilities	8,947	2,688	225,921

Net cash used by operating activities	(413,601)	(386,553)	(3,432,598)

Investment activities
Acquisition of mineral property	—	—	(78,091)
Investment in general copper	—	(1)	(17,500)
Deposit on water rights	(800)	—	(800)
Deposit on reclamation bond	—	—	(17,444)
Proceeds from sale of mineral property	—	—	12,500
Purchase of land	25	—	(67,742)
Purchase of equipment	(2,500)	—	(15,548)

Net cash used by investment activities	(3,275)	(1)	(184,625)

Financing activities
Proceeds from loans from related parties	—	—	96,864
Repayments of loans from related parties	(4,880)	—	(33,064)
Proceeds from issuance of debt	—	—	47,041
Proceeds from the sale of stock	558,835	371,050	3,623,404

Net cash provided by financing activities	553,955	371,050	3,734,245

Net increase / (decrease) in cash	137,079	(15,504)	117,022

Cash, beginning of period	(20,057)	17,600	—

Cash, end of period	$117,022	$2,096	$117,022

Supplemental information:
Interest paid	$1,034	$—	$4,387
Income taxes paid	$—	$—	$—

Non-cash activities:
Stock issued for service as prepaid expenses	$100,000	$—	$467,435
Stock issued to acquire mineral property lease	$—	$—	$783,687
Stock issued for payment of interest on debt	$—	$—	$12,750
Stock issued as reduction of accrued expenses	$150,000	$—	$150,000

The accompanying notes are an integral part of these statements

General Metals Corporation

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2009, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 audited financial statements. The results of operations for the period ended July 31, 2009 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements include the accounts of General Metals Corporation and its wholly owned subsidiary, General Gold Corporation. Collectively, they are referred herein as the Company. All inter-company balances and transactions have been eliminated on consolidation.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements have been issued since the filing of the Company’s Form 10-K on August 13, 2009 for the fiscal year ended April 30, 2009 that are likely to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the three months ended July 31, 2009. For additional details for all stock transaction please see the accompanying consolidated statement of changes in stockholders’ equity.

During the three months ended July 31, 2009 the Company issued 8,050,000 shares of common stock at $0.028 per share totaling $225,400 to officers, directors, and employees. Of this amount, $150,000 was accrued as of April 30, 2009 with the excess fair value of $75,400 being recognized as management and consulting expense for the three months ended July 31, 2009.

During the three months ended July 31, 2009 we issued a total of 32,718,965 shares in exchange for cash totaling $558,835 in private placement transactions.

NOTE 4 – SUBSEQUENT EVENTS

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

Our unaudited condensed financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles and Article 8-03 of Regulation S-X. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

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

Our Current Business

We are engaged primarily in the acquisition, exploration and development of mineral properties, presently focused on our Independence Project located in Battle Mountain, Nevada.

In addition to the on-going development of the Independence Mine, we are continually seeking to acquire other mining claims, as our funding permits.

The Independence Mines Property

Winnemucca
80
Elko
Battle Mountain
Independence Project
305
Lovelock
Reno
Fallon
50
Austin
Eureka
Virginia City
Carson City
Ely
Tonopah
Pioche
Las Vegas
GENERAL METALS CORPORATION
INDEPENDENCE PROJECT
NEVADA
LOCATION MAP
N
0
50
100
miles

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

The Wilson-Independence project is wholly owned by General Metals though it subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement General Metals was required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials which expenditure was fulfilled prior year end April 30, 2008, as we spent expended approximately $760,000 through that date. During the year ended April, 30, 2009, we spent approximately $995,000 on exploration and development including the initiation of the permitting process.

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

To further expedite the planned near term production, the Company has contracted Dyer Engineering of Reno, Nevada to organize and initiate environmental, archeological and other studies required in the permitting process necessary to place the Independence Mine into commercial production. We have contracted for and expect to receive shortly, the Cultural/Archeological Report, the Flora and Fauna Report and have received the Cold and Warm Weather Bat Report required to be included in as well as establishing water rights and permits in the basin.

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

Our drilling program during calendar year 2007 and 2008, confirmed a large body of near surface oxide mineralization over a strike length of more than 4,100 feet and discovered the new Hill Zone. Mineralization is open to depth and along strike to the north. We completed 26,055 feet in 84 drill holes. Holes range from vertical to 45 degrees easterly and vary from 25 to 580 feet deep averaging 336 feet in depth. Drilling in the northern part of the target in drill hole GM 52 intercepted 25 feet of mineralization from 75 ft to 100 ft in depth that averaged 0.084 opt gold and 41.4 opt silver. This intercept is believed to represent a high grade fluid conduit or a potential high grade mineralized zone similar to those mined historically from the Independence Mine. Mineralization in the Independence Target is open down dip to the west and to the north.

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

Independence Deep Target:

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

We anticipate that to proceed with our plan of operation we will require additional funds of approximately $1.5 million over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending July 31, 2010. However the company is always evaluating precious metal property acquisitions and may complete an acquisition of acceptable properties at any time.

General and Administrative/Management and Consulting Expenses

We expect to spend $425,000 during the twelve-month period ending July 31, 2010 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Exploration and Development

The permitting has begun and we expect to expedite this process which will require additional funds of approximately $1.5 million over the next twelve months, exclusive of any acquisition or exploration costs.

Corporate Offices

Our principal business offices are located at 615 Sierra Rose Drive, Suite 1, Reno, NV 89511. We currently lease our space at an annual cost of $22,392. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

On April 28, 2009, we purchased a 480 acre of private land which will be used for mineral processing, equipment storage and maintenance. The full purchase price was $67,742 with 30% down and the balance by way of seller financing at 10% per annum for a period of 10 years with quarterly payments of $1,874 amortized over 10 years with no pre-payment penalty. Legal Description: Township 30 North, Range 43 East, M.D.M., Section 17 N/2, SW/4 comprising 480 acres.

Employees

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

Mineral Property Costs

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition costs are capitalized. Exploration and development costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With limited exception, the Company is no longer subject to U.S. federal, state and local tax audits by taxing authorities for years before 2005.

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

Results of Operations – Three Months Ended July 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2009 and 2008.

Our operating results for the three months ended July 31, 2009 and 2008 are summarized as follows:

	Three Months Ended July 31,
	2009		2008

Revenue	$	Nil	$	Nil
Operating Expenses		$633,366		$779,077
Net Loss		$635,613		$779,077

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the three months ended July 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended July 31,
	2009	2008

Depreciation and amortization	$1,608	$1,607

General and administrative	$21,679	$47,012

Management and consulting	$442,327	$255,968

Exploration and development	$109,202	$437,838

Professional fees	$58,550	$36,652

We have focused our energy during this quarter on furthering the permitting process with all charges being classified as development pushing the project ever closer to production. In the three months ended July 31, 2008, we were engaged in a significant drilling program which resulted in the discovery of the Hill Zone and delineation of a contiguous zone of mineralized material and is reflected in the cost for that period being more than $300,000 greater than this year. We increased our business development efforts as well as our investor awareness campaigns causing the significant increase in the management and consulting costs of the Company in the current quarter. We anticipate that the management and consulting costs will increase year over year due to the consulting services paid for through the issuance of stock and the excess fair value of shares issued in management in exchange for accrued payroll from the year ended April 30, 2009.

Liquidity and Financial Condition

Our total assets at July 31, 2009 were $1,956,884 and our total current liabilities were $426,581 and we had working capital of $803,750 as compared to $1,152,727 as of April 30, 2009. Our financial statements report a net loss of $635,613 for the three months ended July 31, 2009, and a net loss of $6,819,056 for the period from March 15, 2006 (date of inception) to July 31, 2009. We had a cash balance of $117,022 as of July 31, 2009. Subsequent to the end quarter, we have received cash from our subscriptions receivable to bring our cash balance to $227,656 at August 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions. We have been successful in structuring deals in which expenses are paid for through the issuances of common shares. In addition, we have raised additional funds and expect to continue to raise additional funds through private placement equity offerings sufficient to fund our current plan of operations.

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

Recently Issued Accounting Standards

No new accounting pronouncements have been issued since the filing of the Company’s Form 10-K on August 13, 2009 for the fiscal year ended April 30, 2009 that are likely to have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 4T.

Controls and Procedures

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of July 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the July 31, 2009 due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the report date and identified the following material weaknesses:

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During May 2009, we issued 6,765,000 common shares at prices ranging from $0.015 to $0.05 per share in private placements for a total of $124,650 in cash; 10,900,000 common shares were issued for services and payment of accrued wages for a total recorded value of $351,200.

During June 2009 we issued 10,359,165 common shares at prices ranging from $0.015 to $0.05 per share in private placements for a total of $189,875 in cash and 139,166 common stock for services at a total value $9,840.

During July 2009 we issued 15,594,800 common shares in private placements at prices ranging from $0.015 to $0.05 per share or $501,267 in cash; 850,000 shares of common stock of the company were issued for services at a total value $42,200.

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

GENERAL METALS CORPORATION
(Registrant)

Dated: September 18, 2009	By:	/s/ STEPHEN PARENT
Stephen Parent
Chief Executive Officer and President (Principal Executive Officer)

Dated: September 18, 2009	By:	/s/ DANIEL J. FORBUSH
Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)