Form 10-Q/A
period 2009-07-31
GENERAL METALS CORP
filed 2009-12-11
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

Amendment No. 1

———————

(Mark One)

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
21,689,225 common shares issued and outstanding as of August 12, 2009

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended July 31, 2009 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q three months ended July 31, 2009, filed with the Securities and Exchange Commission on September 18, 2009 (the “Original 10-Q”). This Amended 10-Q amends the Original 10-Q solely to furnish the information required by Items 307 and 308(c) of Regulation S-K. Except for the restatement of Item 4T, no information has changed from our filing.

Item 4T.

Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION
(Registrant)
Dated: August 16, 2009	/s/ STEPHEN PARENT
Stephen Parent
Chief Executive Officer and President
(Principal Executive Officer)
Dated: August 16, 2009	/s/ DANIEL J. FORBUSH
Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)