Form 10-Q/A
period 2008-10-30
GENERAL METALS CORP
filed 2009-12-18
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to_________

Commission File Number_000-30230

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐YES   ☒NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

107,454,098 common shares issued and outstanding as of December 12, 2008

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends General Metals Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on December 22, 2008, and is being filed solely to restate the financial statements to correct certain accounting errors identified by the Company’s management and as a response to SEC Comment Letters dated March 13, 2008 and November 25, 2008. Based on these error corrections, the Company’s management determined restatement of the interim and annual financial statements for the fiscal year ended April 30, 2008  and the fiscal quarters ended July 31, 2008, October 31, 2008, and January 31, 2009 was appropriate.  Note 3 to the financial information contained herein provides a detailed description of the error corrections that impact the quarters ended October 31, 2008 and 2007 and the inception to October 31, 2008 information.  In addition, certain amounts have been reclassified to conform to the presentation contained in our Form 10-K for the fiscal year April 30, 2009 inclusive of the restated and reclassified amounts for the fiscal year ended April 30, 2008.   We also restated  Item 4T to indicate that our disclosure controls were not effective.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 1 of the Form 10-Q in this Amendment. However, there have been no changes to the text of such item other than the changes stated in the immediately preceding paragraph.

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

General Metals Corporation
 (An Exploration Stage Company)
Unaudited Consolidated Balance Sheets

	October 31,	April 30,
	2008	2008
	(restated)	(restated)
ASSETS
Current assets
Cash and cash equivalents	$106	$17,600
Prepaid expenses (restated)	445,980	15,925
Other receivables (restated)	1,500,000	-
Other current assets	244	-

Total current assets	1,946,330	33,525

Other assets
Mineral property (restated)	613,941	864,869
Investment in general copper	18,345	17,500
Property and equipment, net	28,949	32,164
Other assets (restated)	17,444	17,444

Total other assets	678,679	931,977

Total assets	$2,625,009	$965,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$488,792	$117,686
Accrued liabilities	35,448	-
Deferred gain (restated)	-	-
Loans from related parties	3,000	-

Total current liabilities	527,240	117,686

Total liabilities	527,240	117,686

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, par value
$0.001, zero issued and outstanding	-	-

Common stock, authorized 220,000,000 shares, par value $0.001, issued and outstanding on October 31, 2008 and April 30, 2008
is 114,356,494 and 93,901,168 respectively	114,282	93,902

Additional paid-in capital (restated)	6,734,914	5,466,530
Subscriptions (receivable)	(43,625)	(5,500)
Accumulated deficit during exploration stage (restated)	(4,707,802)	(4,707,116)

Total stockholders' equity	2,097,769	847,816

Total liabilities and stockholders' equity	$2,625,009	$965,502

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Consolidated Statements of Operations

					March 15, 2006
					(Inception)
	Three Months Ended October 31,		Six Months Ended October 31,		to October 31,
	2008	2007	2008	2007	2008
	(restated)	(restated)	(restated)	(restated)	(restated)
Revenue	$-	$-	$ -	$ -	$-

Operating expenses
Depreciation and amortization	1,607	1,768	3,216	3,536	14,100
General and administrative (restated)	56,122	6,910	103,132	302,590	1,050,011
Management and consulting	87,706	83,768	343,673	163,899	3,181,947
Exploration and development	299,937	224,482	737,775	264,498	1,395,950
Professional fees	12,545	35,458	49,196	40,458	302,724

Total expenses	457,917	352,386	1,236,992	774,981	5,944,732

(Loss) from operations	(457,917)	(352,386)	(1,236,992)	(774,981)	(5,944,732)

Other income (Expenses)
Interest expense	(12,766)	-	(12,766)	-	(14,642)
Gain on sale of fixed assets (restated)	1,249,072	-	1,249,072	-	1,249,072
Easement income	-	-	-	-	2,500
Gain on forgiveness of debt	-	-	-	-	-
Loss on outstanding warrants (restated)	-	-	-	-	-

Net income/(loss) before income taxes (restated)	778,389	(352,386)	(686)	(774,981)	(4,707,802)

Provision for income taxes	-	-	-	-	-

Net income/(loss) (restated)	$778,389	$(352,386)	$(686)	$(774,981)	$(4,707,802)

Basic income/(loss) per share (restated)	$0.01	$(0.00)	$(0.00)	$(0.01)

Weighted Average
Number of Shares	109,525,634	84,808,159	105,607,496	84,808,159

Dilutes income/(loss) per share (restated)	$0.01	$(0.00)	$(0.00)	$(0.01)

Weighted Average	117,758,313	84,808.159	105,607,496	84,808,159
Number of Shares

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity

inception March 15, 2006 to October 31, 2008

					(Deficit)
					Accumulated
				Stock	During
	Common Stock		Paid in	Subscriptions	Exploration Stage
	Issued Shares	Amount	Capital	(Receivable)	(restated)	Total Equity

Balance, April 30, 2005	31,354,400	$31,354	$450,523	$(127,500)	$(208,251)	$146,126

Cash Received for Subscriptions
Receivable				127,500		127,500
Common Stock Issued for Cash at $0.25
In Private Placement	44,000	44	4,956			5,000
Common Stock Issued for Cash at $0.125
In Private Placement	26,400	26	2,974			3,000
Common Stock Issued at $0.001 to
exercise lease agreement	5,500,000	5,500	530,350			535,850
Common Stock Issued for Cash at $0.125
In Private Placement	2,782,450	2,782	313,406			316,188
Common Stock Issued in Reorganization (restated)	8,436,541	8,437	(787,983)		208,251	(571,295)
Common Stock Issued to Convert Debt at
$0.0185 as Agreed in February 2005 (restated)	22,034,546	22,035	591,998			614,033
Common Stock Issued as Incentive	550,000	550	(50)			500
Common Stock Returned and Cancelled	(550,000)	(550)	50			(500)
Common Stock Issued in Exercise of
Warrants at $0.25	702,900	703	159,047			159,750
Net (Loss)					(637,068)	(637,068)
Balance, April 30, 2006 (restated)	70,881,237	70,881	1,265,271	-	(637,068)	699,084

Deposit received on Private Placement				76,000		76,000
Common Stock Issued in Exercise of
Warrants at $0.25	110,000	110	24,890			25,000
Common Stock Issued for Cash at $0.125
In Private Placement	440,000	440	49,560	(50,000)		-
Common Stock Issued for Service at
$0.125 per share	158,400	158	17,842			18,000
Common Stock Issued for Purchase of
fixed asset at $0.075	220,000	220	14,780			15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052			11,216
Common Stock Issued for Services at
$0.075 per share	330,000	330	22,170			22,500
Common Stock Issued to Convert Debt
$0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.075
In Private Placement	3,770,063	3,770	253,280	(163,800)		93,250
Common Stock Issued for Cash at $0.075
For Exploration Rights	1,100,000	1,100	249,828			250,928
Common Stock Issued for Cash at $0.075
For Employee Incentive	275,000	275	18,475			18,750
Common Stock Issued for Cash at $0.125
In Private Placement	2,332,000	2,332	262,668			265,000
Common Stock Issued for Cash at $0.125
In Private Placement	363,440	363	40,937	(41,300)		-
Cash Received for Subscriptions
Receivable				137,800		137,800
Stock-based compensation expense (restated)			1,447,734			1,447,734
Net (Loss) (restated)					(2,087,666)	(2,087,666)
Balance, April 30, 2007 (restated)	80,657,967	80,656	3,712,974	(41,300)	(2,724,734)	1,027,596

Common Stock issued to convert Debt at
$0.075 per share	513,333	513	34,487			35,000
Common Stock Issued for Cash at $0.125
In Private Placement	667,040	667	75,133			75,800
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.075	2,520,979	2,522	157,243			159,765
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	654,500	655	118,345			119,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.125	44,000	44	4,956			5,000
Common Stock Issued for purchase of
asset at $0.125	132,000	132	14,868			15,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	216,000	216	42,984			43,200
Common Stock Issued for Cash at $0.125
In Private Placement	52,470	53	6,506			6,559
Cash Received for Subscriptions
Receivable				50,300		50,300
Common Stock Issued for Cash at $0.20
In Private Placement	2,503,000	2,503	484,497	(160,000)		327,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.07	733,334	733	49,267			50,000
Common Stock Issued for Cash at $0.15
In Private Placement	900,000	900	134,100	(35,000)		100,000
Cash Received for Subscriptions
Receivable				151,000		151,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.068	146,667	147	9,853			10,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.10	110,000	110	7,390			7,500
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	176,000	176	19,824			20,000
Common Stock Issued for services to the
advisory board at $0.15	2,000,000	2,000	298,000			300,000
Common Stock Issued for Cash at $0.15
In Private Placement	100,000	100	14,900			15,000
Common Stock Issued in Exercise of Share
Purchase warrants at $0.075	86,667	87	8,913	(9,000)		-
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	2,200	2	248			250
Common Stock Issued for Cash at $0.20
In Private Placement	590,000	590	58,410			59,000
Common Shares issued for Cash at $0.15
In Private Placement	44,299	44	6,601			6,645
Common Stock Issued in Exercise of
Share Purchase warrants at $0.068	146,300	147	9,853			10,000
Common Stock Issued for services
at $0.125	100,000	100	12,400			12,500
Common Stock Issued for Cash at $0.20
In Private Placement	100,000	100	9,900			10,000
Common Stock Issued for Cash at $0.05
In Private Placement	400,000	400	19,600			20,000
Common Stock Issued in Exercise
of Share Purchase warrants at $0.05	275,000	275	13,475			13,750
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	29,412	30	2,470			2,500
Cash Received for Subscriptions
Receivable				38,500		38,500
Stock-based compensation expense (restated)			139,333			139,333
Net (Loss) (restated)					(1,982,382)	(1,982,382)
Balance, April 30, 2008 (restated)	93,901,168	93,902	5,466,530	(5,500)	(4,707,116)	847,816

Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	33,930	34	2,840	(625)		2,249
Common Stock Issued for Cash at $0.20
In Private Placement	400,000	400	44,600			45,000
Common Stock Issued for Cash at $0.10
In Private Placement	12,000	12	1,188			1,200
Common Stock Issued for Cash at $0.05
In Private Placement	7,382,000	7,382	361,718	(59,000)		310,100
Common Stock Issued for services
at $0.10	150,000	150	14,850			15,000
Common Stock Issued for services
at $0.08	50,000	50	3,950			4,000
Common Stock Issued for services
at $0.05	3,100,000	3,100	151,900			155,000
Cash Received for Subscriptions						-
Receivable				12,500		12,500
Fair value of warrants issued (restated)			-			-
Common Stock Issued for Cash at $0.15
In Private Placement	1,099,000	1,024	64,126			65,150
Common Stock Issued for Cash at $0.10
In Private Placement	892,000	892	43,608			44,500
Common Stock Issued for services
at $0.10	67,000	67	4,933			5,000
Common Stock Issued for services
at $0.086	2,000,000	2,000	170,000			172,000
Common Stock Issued for services
at $0.08	4,097,000	4,097	323,663			327,760
Common Stock Issued for services
at $0.075	771,000	771	56,979			57,750
Common Stock Issued for services
at $0.0575	581,396	581	32,849			33,430
Cancellation of Issued Common Stock
due to non-payment on receivable	(180,000)	(180)	(8,820)	9,000		-
Fair value of warrants issued (restated)			-			-
Net (loss) (restated)					(686)	(686)
Balance, October 31, 2008 (restated)	114,356,494	$114,282	$6,734,914	$(43,625)	$(4,707,802)	$2,097,769

General Metals Corporation
 (An Exploration Stage Company)
Unaudited Consolidated Statements of Cash Flows

			March 15, 2006
			(Inception)
	Six Months Ended October 31,		to October 31,
	2008	2007	2008
	(restated)	(restated)	(restated)
Operating activities
Net loss (restated)	$(686)	$(774,981)	$(4,707,802)
Adjustments to reconcile net loss
Loss on outstanding warrants (restated)	-	-	-
Stock issued for service and conversion of debt (restated)	319,580	35,000	1,097,409
Stock issued to acquire mineral property lease (restated)	-	-	-
Stock issued to acquire exploration rights (restated)	-	-	-
Stock issued to acquire fixed assets (restated)	-	15,000	-
Stock issued in acquisition and reorganization (restated)	-	-	-
Stock issued for payment of interest on debt (restated)	12,750	-	12,750
Gain on sale of mineral property (restated)	(1.249.072)		(1,249,072)
Contributed capital	-	-	-
Depreciation and amortization	3,216	3,536	14,100
Stock-based compensation	-	-	1,587,067
Changes in operating assets and liabilities			-
(Increase)/decrease in accounts receivable	-	-	-
(Increase)/decrease in other receivables (restated)	(244)	-	(244)
(Increase)/decrease in prepaid expenses (restated)	7,556	11,200	(8,367)
Increase/(decrease) in accounts payable	371,105	45,952	488,791
Increase/(decrease) in deferred gain (restated)	-	-	-
Increase/(decrease) in accrued liabilities	35,447	-	35,447

Net cash used by operating activities	(500,348)	(664,293)	(2,729,921)

Investment activities
Acquisition of mineral property (restated)	-	-	(78,091)
Investment general copper	(845)	-	(18,345)
Deposit on reclamation bond (restated)	-	-	(17,444)
Purchase of equipment (restated)	-	(15,366)	(13,048)

Net cash used by investment activities	(845)	(15,366)	(126,928)

Financing activities
Proceeds from loans from related parties (restated)	3,000	-	66,184
Repayments of loans from related parties (restated)	-	(53,000)	(28,184)
Cash received from subscriptions receivable (restated)	-	-	-
Proceeds from the sale of stock (restated)	480,699	800,224	2,818,955

Net Cash Provided by financing activities	483,699	747,224	2,856,955

Net increase / (decrease) in cash	(17,494)	67,565	106

Cash, beginning of period	17,600	193,796	-

Cash, end of period	$106	$261,361	$106

Supplemental information:
Interest paid	$16	$1,070	$1,086
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses (restated)	$437,610	$-	$437,610
Stock issued to acquire mineral property lease (restated)	$-	$-	$783,687
Stock issued for payment of interest on debt (restated)	$12,750	$-	$12,750

The accompanying notes are an integral part of these statements

General Metals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(October 31, 2008 and April 30, 2008 (Audited))

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At October 31, 2008 the Company had an accumulated loss of $4,707,802, a cash balance of $106, no revenue, and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of October 31, 2008, the Company had $106 in cash and cash equivalents.

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

Income Statement

	Three Months Ended October 31, 2008
	As reported	Adjustments		As restated
Operating expenses
General and administrative	$48,309	$7,813	A	$56,122

Total expense	$450,104	$7,813		$457,917

(Loss) from operations	$(450,104)	$(7,813)		$(457,917)

Other income/ (expenses)				-
Gain on sale of fixed assets	$-	$1,249,072	B	$1,249,072
Loss on outstanding warrants	$(12,410)	$12,410	C	$-
				-
Net income/(loss) before income taxes	$(475,280)	$1,253,669		$778,389
				-
Net income/(loss)	$(475,280)	$1,253,669		$778,389
				-
Basic/income/(loss) per share	$(0.00)	$0.01		$0.01
				-
Weighted average				-
number of shares	109,525,634			109,525,634

Diluted income/(loss) per share	$(0.00)	$0.01		$0.01

Weighted average	109,634			117,313
number of shares

(A)
During the restatement of financial statements for the period ended April 30, 2008 previously filed, it was noted that a pre-payment on an Officers and Directors Insurance liability plan premium was made and inappropriately expensed immediately rather than ratably over the term of the policy ($15,625). The adjustment of $7,813 relates to the expense needing to be recognized for the period ended October 31, 2008 with the remainder remaining as a prepaid balance.

(B)
During the period ended October 31, 2008, the Company sold the rights to Mikite Resources and the Ghana Mining Concession. At the date of sale, the sales price of the transaction was recorded at $1,000,000 and was recorded as a deferred gain to the balance sheet on the financial statements at the date of the transaction.  Upon further review of the transaction, management determined that the components of the transaction were not properly recorded at fair value as the transaction was to consist of $500,000 in cash payments and 2,000,000 shares of Sunergy Inc. which was originally recorded at its deemed value of $500,000 compared to its fair market value of $1,000,000 at the date of transaction.  Management determined that the sales price of the transaction was understated by $500,000 and should not have been deferred at the date of the transaction.  In addition, Management noted that the cost basis for the Mikite Resources Ghana Mining Concession was appropriately restated to its fair value at date of acquisition of $250,928 in the restated form 10-K for the period ended April 30, 2008.  The adjustment above reflects the reduction of the sales price for the restated cost basis of the property and thus its resulting gain on sale of mineral properties.

(C)
During the period ended October 31, 2008, the Company issued 882,500 warrants to investors. The fair value of all warrants was estimated using a Black-Scholes pricing model and recognized through earnings. Upon subsequent review, management determined the warrants issued to investors should have been treated as a capital transaction with no income statement affects recognized which caused an overstatement of expenses of $12,410.

	Three Months Ended October 31, 2007
	As reported	Adjustments		As restated
Other income/ (expenses)				-
Loss on outstanding warrants	$(10,400)	$10,400	D	$-
				-
Net (loss) before income taxes	$(362,786)	$10,400	D	$(352,386)
				-
Net (loss)	$(362,786)	$10,400	D	$(352,386)
				-
Basic/diluted (loss) per share	$(0.00)			$(0.00)
				-
Weighted average				-
number of shares	87,135,662			87,135,662

(D)
During the period ended October 31, 2007, the Company issued 217,000 warrants to investors. The fair value of all warrants was estimated using a Black-Scholes pricing model and recognized through earnings. Upon subsequent review, management determined the warrants issued to investors should have been treated as a capital transaction with no income statement affects recognized which caused an overstatement of expenses of $10,400 for the period.

	Six Months Ended October 31, 2008
	As reported	Adjustments		As restated
Operating expenses
General and administrative	$95,319	$7,813	E	$103,132

Total expense	$1,229,179	$7,813		$1,236,992

(Loss) from operations	$(1,229,179)	$(7,813)		$(1,236,992)

Other income/ (expenses)				-
Gain on sale of fixed assets	$-	$1,249,072	F	$1,249,072
Loss on outstanding warrants	$(31,335)	$31,335	G	$-
				-
Net (loss) before income taxes	$(1,273,280)	$1,272,594		$(686)
				-
Net (loss)	$(1,273,280)	$1,272,594		$(686)
				-
Basic/diluted (loss) per share	$(0.01)	$0.01		$0.00
				-
Weighted average number of shares	105,607,496			105,607,496

(E)	Refer to Restatement footnote (A) above.

(F)	Refer to Restatement footnote (B) above.

(G)
Refer to Restatement footnote (C) above.  Year-to-date adjustment includes the restatement previously disclosed the restated 10-Q for the period ended July 31, 2008 of $18,925 for the three months then ended.

	Six Months Ended October 31, 2007
	As reported	Adjustments		As restated
Other income/ (expenses)				-
Loss on outstanding warrants	$(414,702)	$414,702	H	$-
				-
Net (loss) before income taxes	$(1,189,683)	$414,702	H	$(774,981)
				-
Net (loss)	$(1,189,683)	$414,702	H	$(774,981)
				-
Basic/diluted (loss) per share	$(0.01)			$(0.01)
				-
Weighted average				-
number of shares	84,808,159			84,808,159

(H)
Refer to Restatement footnote (D) above.  Year-to-date adjustment includes the restatement previously disclosed in the restated 10-Q for the period ended July 31, 2007 of $283,261 for the three months then ended.

	Previously Reported			As restated
	March 15, 2006			March 15, 2006
	(inception) to			(inception) to
	October 31,			October 31,
	2008	Adjustments		2008
Operating expenses				-
General and administrative	$1,465,450	$(415,439)	I	$1,050,011
Management and consulting	1,410,581	1,771,366	J	3,181,947
Exploration and development	1,524,877	(128,927)	K	1,395,950
Professional fees	278,040	24,684	L	302,724
				-
Total expenses	4,693,048	1,251,684		5,944,732
				-
(Loss) from operations	(4,693,048)	(1,251,684)		(5,944,732)
				-
Other income/ (expenses)				-
Interest expense	(12,766)	(1,876)	M	(14,642)
Gain on sale of fixed assets	-	1,249,072	N	1,249,072
Gain on forgiveness of debt	243,452	(243,452)	O	-
Loss on outstanding warrants	(605,045)	605,045	P	-
				-
Net (loss) before income taxes	(5,064,907)	357,105		(4,707,802)
				-
Net (loss)	$(5,064,907)	$357,105		$(4,707,802)

(I)
Amount represents a reclassification from General and administrative to Management and consulting to match current period reporting classifications. Includes an increase of expense related to the expensing of Directors & Officers insurance premium as noted in Restatement footnote (A) above.

(J)	Amount consists of the following adjustments:

The elimination of $208,251 of expenditures related to activities that were prior to the company’s mining development activities that commenced with the reverse merger with General Gold Corporation effective March 15, 2006.

On May 8, 2006 the company issued 3,000,000 vested warrants to certain officers and directors for services received. Further, on March 30, 2007 the Company issued 250,000 vested warrants to our current CFO. The fair value of these instruments on the applicable grant dates totaled $1,447,734 that was previously unrecognized.

The inclusion of the reclassification of $139,333 of stock-based compensation as noted in restated 10-K for the period ended April 31, 2009.  See restatement footnote (P) below.

Management also noted the inappropriate expensing of insurance expense upfront versus over the insurance policy period leading to an overstatement of expenses of $15,625 of which $7,813 was recognized during the three months ended October 31, 2008 and which has been reclassified to General and administrative. See restatement footnote (I) above.

In addition, we issued a payment of $17,444 to the Nevada Division of Minerals for a deposit on a reclamation bond. This payment was originally expensed as part of exploration costs, but should have been capitalized as a long-term asset.

The remaining $425,619 represents a reclassification for the inception-to-date period ending October 31, 2008 to match current period reporting classifications.

(K)	Amount consists of the following adjustments:

The reduction of expense due to the inappropriate expensing of a $25,000 payment in relation to the acquisition of the Independence mineral property as noted in restatement footnote (S) below.

The reduction of expense due to the inappropriate expense of the deemed value of shares issued for a 100% interest in Mikite Resources as noted in restatement footnote (S) below.

The remaining $28,927 represents a reclassification from Exploration and development to Professional fees ($24,684), Interest ($1,876) and Management and consulting ($2,367) for the period ending October 31, 2008 to match current period reporting classifications

(L)	Amount represents a reclassification to Professional fees from Exploration and development to match current period reporting classifications.

(M)
During the procedures performed, it was noted that to match classification presented for the period ended October 31, 2008, $1,876 of interest expense was required to be reclassified from Exploration and development to match current period reporting classifications.

(N)	Refer to Restatement footnote (B) above.

(O)
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

(P)
During the year ended April 30, 2008 the Company issued 6,203,299 warrants to investors and to certain members of management and the Board. The fair value of all warrants was estimated using a Black-Scholes pricing model and recognized through earnings. Upon subsequent review, management determined the warrants issued to investors should have been treated as a capital transaction with no income statement affects recognized. This resulted in an overstatement of expenses by $434,377 for the period then ended. Additionally, the warrants issued to management and the Board of Directors totaling $139,333 constituted compensation and has been reclassified to management and consulting expense. All of the warrants issued as compensation were fully vested on the grant date. In addition, there was additional expense recognized during the three months ended July 31, 2008 of $18,925 and during the three months ended October 31, 2008 as noted in restatement footnote (G) above.

Balance Sheet

	As Reported			As restated
	October 31,			October 31,
	2008	Adjustments		2008
Current assets
Prepaid expenses	$438,167	$7,813	Q	$445,980
Other receivables	$1,000,000	$500,000	R	$1,500,000

Total current assets	1,438,517	507,813		1,946,330

Other assets
Mineral property	58,091	555,850	S	613,941
Other assets		17,444	T	17,444
				-
Total other assets	105,385	573,294		678,679
				-
Total assets	$1,543,902	$1,081,107		$2,625,009

Liabilities and stockholders’ equity
Current liabilities
Deferred gain	1,000,000	(1,000,000	)U	-

Total current liabilities	1,527,237	(1,000,000)		527,237

Total liabilities	1,527,237	(1,000,000)		527,237

Stockholders' equity				-
				-
Additional paid-in capital	5,010,914	1,724,000	V	6,734,914
Accumulated deficit during exploration stage	(5,064,908)	357,106	W	(4,707,802)

Total stockholders' equity	16,664	2,081,105		2,097,769

Total liabilities and stockholders' equity	$1,534,901	$1,081,105		$2,625,009

(Q)	Capitalization of prepaid expense related to previous expensing of payment on insurance policy as noted in restatement footnote (A) above.

(R)	Refer to restatement footnote (B) and the additional $500,000 for the sales prices of the Mikite Resources and Ghana mining concession rights.

(S)
In conjunction with the review of transactions as identified and noted by the SEC Corporate Finance division, management reviewed the recording of transactions related to the acquisition of the Independence mineral property.

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

In addition, we identified 1 million shares and 1 million warrants that were issued for a 100% interest in Mikite Resources and the Ghana mining concession. These were recorded at a deemed value of $75,000 but were expensed at the date of issuance. The fair value of these instruments on the applicable grant dates, based on quoted market prices for the shares, totalled $250,928 of which $75,000 was previously recognized in earnings and $175,928 was unrecognized.  The entire cost basis of the property was reduced from the balance sheet due to the sale of the Ghana mining concession and accounted for in Gain/(loss) on sale of fixed assets as noted in restatement footnote (B) above.

(T)
Capitalization of the $17,444 payment issued to the Nevada Division of Minerals as deposit on a reclamation bond as identified in the restatement footnotes for the period ended April 30, 2008 and disclosed in our 10-K for the period ended April 30, 2009.

(U)	Adjustment reflects the recognition of the entire sales prices being recognized at the date of the transaction as noted in restatement footnote (B) above.

(V)	This reflects the net effect of the adjustments related to equity transactions as noted in the footnotes above at the estimated fair value and their respective impact on additional paid-in capital.

(W)	This reflects the net effect of all income statements errors as noted in footnotes (A) through (P).

Cash Flows

Upon further review of our previously issued financial statements we noted certain classification errors and erroneous inclusion of certain non-cash transactions and affects related to the adjustments. The adjustments noted in footnotes (A) through (D) above are the only effects for the three months cash flows for the periods ending October 31, 2008 and October 31, 2007 respectively. The impacts reflect on net loss and adjustments to reconcile net loss are immaterial and do not change the major caption reporting of cash flow categories and are thus not presented.

The following provides a brief description of the transactions that were reclassified or removed from our Statement of Cash Flows for the inception to date period through October 31, 2008 included adjustments as identified in our 10-K filed with the SEC for the years ended April 30, 2008 and Inception to April 30, 2008:

(A)
During the year ended April 30, 2008 we acquired fixed assets through the issuance of common stock totalling $30,000 previously reported in operating activities. Additionally, $13,000 of fixed asset purchases included in investing activities was inappropriately included for the year ended April 30, 2008. The corresponding impact of this correction is also included in the restated Inception to October 31, 2008 information.

(B)
During the year ended April 30, 2008 the Company issued $35,000 worth of common stock, in a non-cash transaction, that was previously included in operating activities with a corresponding debt repayment classified as financing activities. The corresponding impact of this correction is also included in the restated Inception to October 31, 2008 information.

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

(D)
Stock issued as part of the reverse merger transaction that was effective March 15, 2006 was previously included in operating activities with a corresponding off-set included in financing activities for the Inception to April 30, 2008 cash flows totaling $571,295. The Inception to October 31, 2008 cash flow statement reflects the removal of this transaction along with the other reconciling items as noted in the income statement restatements above.

(E)	The overall impacts on the previously issued Statements of Cash flows for the period ended October 31, 2008 and the Inception to October 31, 2008 by activity are as follows:

	As Previously Reported		Restated
	(inception) to		(inception) to
	Period Ended October 31,		Period Ended October 31,
	2008	Adjustments	2008
Cash used in operating activities	$(3,189,973)	$460,052	$(2,729,921)
Cash used in investing activities	(119,484)	(7,444)	(126,928)
Cash provided by financing activities	3,309,563	(452,608)	2,856,955

NOTE 4. SIGNIFICANT EVENTS

On October 31, 2008, the Company entered into an agreement with Sunergy, Inc., in which the Company sold all of its rights to the 150 Sq. km. Nyinahin Mining Concession, in Ghana valued at $1,500,000 in cash and stock at the date of the agreement. The consideration for the sale is to consist of $500,000 in cash, which shall be payable as follows: (i) $50,000 which is to be provided within 5 days of the effective date of the agreement with General Metals, (ii) $200,000 which is to be provided by December 31, 2008, and (iii) the balance of $250,000 which is to be provided by April 30, 2009; and 2,000,000 restricted shares of common stock of Sunergy Inc.  The Company expects to use the proceeds from the sale for working capital, continue expansion of the Independence Drill Program and permitting process, and other general corporate purposes.

NOTE 5.  SUBSEQUENT EVENTS

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

As of October 31, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION
(Registrant)
Dated: December 18, 2009	By:	/s/ Stephen Parent
Stephen Parent
Chief Executive Officer and President
(Principal Executive Officer)

Dated: December 18, 2009		/S/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)