Form 10-Q/A
period 2009-01-31
GENERAL METALS CORP
filed 2009-12-18
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ☐YES   ☒ NO

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends General Metals Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on December 22, 2008, and is being filed solely to restate the financial statements to correct certain accounting errors identified by the Company’s management and as a response to SEC Comment Letters dated March 13, 2008 and November 25, 2008. Based on these error corrections, the Company’s management determined restatement of the interim and annual financial statements for the fiscal year ended April 30, 2008 and the fiscal quarters ended July 31, 2008, October 31, 2008, and January 31, 2009 was appropriate.  Note 3 to the financial information contained herein provides a detailed description of the error corrections that impact the quarters ended January 31, 2009 and 2008 and the inception to January 31, 2008 information.  In addition, certain amounts have been reclassified to conform to the presentation contained in our Form 10-K for the fiscal year April 30, 2009 inclusive of the restated and reclassified amounts for the fiscal year ended April 30, 2008.   We also restated  Item 4T to indicate that our disclosure controls were not effective.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended January 31, 2009 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

General Metals Corporation
 (An Exploration Stage Company)
Unaudited Consolidated Balance Sheets

	January 31,	April 30,
	2009	2008
	(restated)	(restated)
ASSETS
Current assets
Cash and cash equivalents	$2,042	$17,600
Short-term investments (restated)	725,000	-
Prepaid expenses (restated)	539,610	15,625
Other receivables (restated)	237,500	-

Total current assets	1,504,152	33,525

Fixed assets
Mineral property (restated)	613,941	864,869
Investment in general copper	17,500	17,500
Property and equipment, net	27,341	32,164
Other assets (restated)	17,444	17,444

Total Other assets	676,226	931,977

Total Assets	$2,180,378	$965,502

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$404,273	$117,686
Accrued liabilities	53,791	-
Deferred gain (restated)	-	-
Loan from related parties	11,800	-

Total current liabilities	469,864	117,686

Total liabilities	469,864	117,686

Stockholders' equity
Preferred Stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-

Common stock, authorized 220,000,000
shares, par value $0.001, issued and
outstanding on January 31, 2009 and April 30, 2008
is 137,383,494 and 93,901,168 respectively	137,384	93,902

Additional paid-in capital (restated)	7,273,158	5,466,530
Subscriptions (receivable)	(68,625)	(5,500)
Accumulated other comprehensive income (restated)	(525,000)	-
Accumulated deficit during exploration stage (restated)	(5,106,403)	(4,707,116)

Total stockholders' equity	1,710,514	847,816

Total Liabilities and Stockholders' Equity	$2,180,378	$965,502

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Consolidated Statements of Operations

					March 15, 2006
					(Inception)
	Three Months Ended January 31,		Nine Months Ended January 31,		to January 31,
	2009	2008	2009	2008	2009
	(restated)	(restated)	(restated)	(restated)	(restated)
Revenue	$-	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	1,608	171	4,824	6,073	15,708
General and administrative (restated)	(20,465)	6,543	82,666	170,442	1,029,545
Management and consulting (restated)	347,360	228,588	691,033	528,812	3,529,307
Exploration and development (restated)	45,643	166,872	783,419	431,370	1,441,594
Professional fees	26,898	6,399	76,094	46,857	329,622

Total expenses	401,044	408,573	1,638,036	1,183,554	6,345,776

(Loss) from operations	(401,044)	(408,573)	(1,638,036)	(1,183,554)	(6,345,776)

Other income/(expenses)
Interest expense	(57)	-	(12,823)	-	(14,699)
Gain on sale of mineral properties (restated)	-	-	1,249,072	-	1,249,072
Easement income	2,500	-	2,500	-	5,000
Gain on forgiveness of debt (restated)	-	-	-	-	-
Loss on outstanding warrants (restated)	-	-	-	-	-

Net (loss) before income taxes (restated)	(398,601)	(408,573)	(399,287)	(1,183,554)	(5,106,403)

Provision for income taxes	-	-	-	-	-

Net (loss) (restated)	$(398,601)	$(408,573)	$(399,287)	$(1,183,554)	$(5,106,403)

Basic/diluted (loss) per share (restated)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average
number of shares	122,249,450	85,055,260	111,134,788	85,055,260
The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Statement of Stockholders' Equity and Comprehensive Loss

inception March 15, 2006 to January 31, 2009
					(Deficit) Accumulated During Exploration Stage (restated)

						Accumulated Other Comprehensive Income (restated)
	Common Stock			Stock Subscriptions (Receivable)
	Issued Shares	Amount	Paid in Capital					Total Equity (restated)

Balance, April 30, 2005	31,354,400	$31,354	$450,523	$(127,500)	$(208,251)		$-	$146,126

Cash Received for Subscriptions
Receivable				127,500				127,500
Common Stock Issued for Cash at $0.25
In Private Placement	44,000	44	4,956					5,000
Common Stock Issued for Cash at $0.125
In Private Placement	26,400	26	2,974					3,000
Common Stock Issued at $0.001 to
exercise lease agreement	5,500,000	5,500	530,350					535,850
Common Stock Issued for Cash at $0.125
In Private Placement	2,782,450	2,782	313,406					316,188
Common Stock Issued in Reorganization (restated)	8,436,541	8,437	(787,983)		208,251			(571,295)
Common Stock Issued to Convert Debt at
$0.0185 as Agreed in February 2005 (restated)	22,034,546	22,035	591,998					614,033
Common Stock Issued as Incentive	550,000	550	(50)					500
Common Stock Returned and Cancelled	(550,000)	(550)	50					(500)
Common Stock Issued in Exercise of
Warrants at $0.25	702,900	703	159,047					159,750
Net (Loss)					(637,068)			(637,068)
Balance, April 30, 2006 (restated)	70,881,237	70,881	1,265,271	-	(637,068)			699,084

Deposit received on Private Placement				76,000				76,000
Common Stock Issued in Exercise of
Warrants at $0.25	110,000	110	24,890					25,000
Common Stock Issued for Cash at $0.125
In Private Placement	440,000	440	49,560	(50,000)				-
Common Stock Issued for Service at
$0.125 per share	158,400	158	17,842					18,000
Common Stock Issued for Purchase of
fixed asset at $0.075	220,000	220	14,780					15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052					11,216
Common Stock Issued for Services at
$0.075 per share	330,000	330	22,170					22,500
Common Stock Issued to Convert Debt
$0.075 per share	513,333	513	34,487					35,000
Common Stock Issued for Cash at $0.075
In Private Placement	3,770,063	3,770	253,280	(163,800)				93,250
Common Stock Issued for Cash at $0.075
For Exploration Rights	1,100,000	1,100	249,828					250,928
Common Stock Issued for Cash at $0.075
For Employee Incentive	275,000	275	18,475					18,750
Common Stock Issued for Cash at $0.125
In Private Placement	2,332,000	2,332	262,668					265,000
Common Stock Issued for Cash at $0.125
In Private Placement	363,440	363	40,937	(41,300)				-
Cash Received for Subscriptions
Receivable				137,800				137,800
Stock-based compensation expense (restated)			1,447,734					1,447,734
Net (Loss) (restated)					(2,087,666)			(2,087,666)
Balance, April 30, 2007 (restated)	80,657,967	80,656	3,712,974	(41,300)	(2,724,734)			1,027,596

Common Stock issued to convert Debt at
$0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.125
In Private Placement	667,040	667	75,133				75,800
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.075	2,520,979	2,522	157,243				159,765
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	654,500	655	118,345				119,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.125	44,000	44	4,956				5,000
Common Stock Issued for purchase of
asset at $0.125	132,000	132	14,868				15,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	216,000	216	42,984				43,200
Common Stock Issued for Cash at $0.125
In Private Placement	52,470	53	6,506				6,559
Cash Received for Subscriptions
Receivable				50,300			50,300
Common Stock Issued for Cash at $0.20
In Private Placement	2,503,000	2,503	484,497	(160,000)			327,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.07	733,334	733	49,267				50,000
Common Stock Issued for Cash at $0.15
In Private Placement	900,000	900	134,100	(35,000)			100,000
Cash Received for Subscriptions
Receivable				151,000			151,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.068	146,667	147	9,853				10,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.10	110,000	110	7,390				7,500
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	176,000	176	19,824				20,000
Common Stock Issued for services to the
advisory board at $0.15	2,000,000	2,000	298,000				300,000
Common Stock Issued for Cash at $0.15
In Private Placement	100,000	100	14,900				15,000
Common Stock Issued in Exercise of Share
Purchase warrants at $0.075	86,667	87	8,913	(9,000)			-
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	2,200	2	248				250
Common Stock Issued for Cash at $0.20
In Private Placement	590,000	590	58,410				59,000
Common Shares issued for Cash at $0.15
In Private Placement	44,299	44	6,601				6,645
Common Stock Issued in Exercise of
Share Purchase warrants at $0.068	146,300	147	9,853				10,000
Common Stock Issued for services
at $0.125	100,000	100	12,400				12,500
Common Stock Issued for Cash at $0.20
In Private Placement	100,000	100	9,900				10,000
Common Stock Issued for Cash at $0.05
In Private Placement	400,000	400	19,600				20,000
Common Stock Issued in Exercise
of Share Purchase warrants at $0.05	275,000	275	13,475				13,750
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	29,412	30	2,470				2,500
Cash Received for Subscriptions
Receivable				38,500			38,500
Stock-based compensation expense (restated)			139,333				139,333
Net (Loss) (restated)					(1,982,382)	-	(1,982,382)
Balance, April 30, 2008 (restated)	93,901,168	93,902	5,466,530	(5,500)	(4,707,116)	-	847,816

Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	33,930	34	2,840	(625)			2,249
Common Stock Issued for Cash at $0.20
In Private Placement	400,000	400	44,600				45,000
Common Stock Issued for Cash at $0.10
In Private Placement	12,000	12	1,188				1,200
Common Stock Issued for Cash at $0.05
In Private Placement	7,382,000	7,382	361,718	(59,000)			310,100
Common Stock Issued for services
at $0.10	150,000	150	14,850				15,000
Common Stock Issued for services
at $0.08	50,000	50	3,950				4,000
Common Stock Issued for services
at $0.05	3,100,000	3,100	151,900				155,000
Cash Received for Subscriptions							-
Receivable				12,500			12,500
Common Stock Issued for Cash at $0.15
In Private Placement	1,099,000	1,024	64,126				65,150
Common Stock Issued for Cash at $0.10
In Private Placement	892,000	892	43,608				44,500
Common Stock Issued for services
at $0.10	67,000	67	4,933				5,000
Common Stock Issued for services
at $0.086	2,000,000	2,000	170,000				172,000
Common Stock Issued for services
at $0.08	4,097,000	4,097	323,663				327,760
Common Stock Issued for services
at $0.075	771,000	771	56,979				57,750
Common Stock Issued for services
at $0.0575	581,396	581	32,849				33,430
Cancellation of Issued Common Stock
due to non-payment on receivable	(180,000)	(180)	(8,820)	9,000			-
Common Stock Issued for Cash at $0.02	2,000,000	2,000	38,000	(5,000)			35,000
In Private Placement
Common Stock Issued for services	750,000	750	12,250				13,000
at $0.017
Common Stock Issued for services	3,502,000	3,502	83,998				87,500
at $0.025
Common Stock Issued for services	3,500,000	3,500	101,500				105,000
at $0.03
Common Stock Issued for Cash at $0.02	2,350,000	2,350	44,650	(20,000)			27,000
In Private Placement
Common Stock Issued for Cash at $0.018	1,000,000	1,000	16,500				17,500
In Private Placement
Common Stock Issued for services	6,500,000	6,500	174,846				181,346
at $0.03
Common Stock Issued for services	3,500,000	3,500	66,500				70,000
at $0.02
Fair value of warrants issued (restated)			-				-
Accumulated Comprehensive Income/Loss on Available-for-sale Securities (restated)						(525,000)	-
Net (loss)(restated)					(399,287)
Total comprehensive (loss) (restated)							(924,287)
Balance, January 31, 2009 (restated)	137,458,494	$137,384	$7,273,158	$(68,625)	$(5,106,403)	$(525,000)	$1,710,154

General Metals Corporation
(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

			March 15, 2006
			(Inception)
	Nine Months Ended January 31,		to January 31,
	2009	2008	2009
	(restated)	(restated)	(restated)
Operating activities
Net loss (restated)	$(399,287)	$(1,183,554)	$(5,106,403)
Adjustments to reconcile net loss
Loss on outstanding warrants (restated)	-	-	-
Stock issued for service and conversion of debt (restated)	677,091	35,000	1,454,920
Stock issued to acquire mineral property lease (restated)	-	-	-
Stock issued to acquire exploration rights (restated)	-	-	-
Stock issued to acquire fixed assets (restated)	-	-	-
Stock issued in acquisition and reorganization (restated)	-	-	-
Stock issued for payment on interest on debt	12,750	-	12,750
Gain on sale of mineral property (restated)	(1,249,072)	-
Contributed capital	-	-	-
Depreciation and amortization	4,824	6,073	15,708
Changes in operating assets and liabilities			-
(Increase)/decrease in accounts receivable	-	-	-
(Increase)/decrease in other receivables (restated)	-	-	-
(Increase)/decrease in prepaid expenses	13,261	11,200	(2,664)
Increase/(decrease) in accounts payable	286,587	28,691	404,273
Increase/(decrease) in deferred gain (restated)	-	-	-
Increase/(decrease) in accrued liabilities	53,790	-	53,792

Net cash used by operating activities	(600,057)	(1,102,590)	(2,829,630)

Investment activities
Acquisition of mineral property (restated)	-	-	(78,091)
Investment in general copper	-	-	(17,500)
Deposit on reclamation bond (restated)		-	(17,444)
Sale of mineral property	12,500	-	12,500
Purchase of equipment	-	(366)	(13,048)

Net cash used by investment activities	12,500	(366)	(113,583)

Financing activities
Proceeds from loans from related parties (restated)	11,800		74,984
Repayments of loans from related parties (restated)	-	(63,184)	(28,184)
Cash received from subscriptions receivable (restated)	-	-	-
Proceeds from the sale of stock (restated)	560,199	1,096,623	2,898,455

Net cash provided by financing activities	571,999	1,033,439	2,945,255

Net increase / (decrease) in cash	(15,558)	(69,517)	2,042

Cash, beginning of period	17,600	193,796	-

Cash, end of period	$2,042	$124,279	$2,042

Supplemental information:
Interest paid	$56	$1,070	$1,126
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses (restated)	$536,945	$-	$536,945
Stock issued to acquire mineral property lease (restated)	$-	$-	$783,687
Stock issued for payment of interest on debt (restated)	$12,750	$-	$12,750

The accompanying notes are an integral part of these statements

The accompanying notes are an integral part of these statements

General Metals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(January 31, 2009 and April 30, 2008 (Audited))

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At January 31, 2009 the Company had an accumulated loss of $5,106,403, a cash balance of $2,042, no revenue, and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of January 31, 2009, the Company had $2,042 in cash and cash equivalents.

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

Income Statement

	Three Months Ended January 31, 2009
	As reported	Adjustments		As restated
Operating expenses
General and administrative	$(28,278)	$7,813	A	$(20,465)

Total expense	$393,231	$7,813		$401,044

(Loss) from operations	$(393,231)	$(7,813)		$(401,044)

Other income/ (expenses)				-
Gain on sale of fixed assets	$12,500	$(12,500)	B	$-
				-
Net (loss) before income taxes	$(378,288)	$(20,313)		$(398,601)
				-
Net (loss)	$(378,288)	$(20,313)		$(398,601)
				-
Basic/diluted (loss) per share	$(0.00)		$	$(0.00)
				-
Weighted average				-
number of shares	122,249,450			122,249,450

(A)
During the restatement of financial statements for the period ended April 30, 2008 previously filed, it was noted that a pre-payment on an Officers and Directors Insurance liability plan premium was made and inappropriately expensed immediately rather than rateably over the term of the policy ($15,625). The adjustment of $7,813 relates to the expense needing to be recognized for the period ended January 31, 2009.

(B)
During the period ended October 31, 2008, the Company sold the rights to Mikite Resources and the Ghana Mining Concession. At the date of sale, the sales price of the transaction was recorded at $1,000,000 and was recorded as a deferred gain to the balance sheet on the financial statements at the date of the transaction.  Upon further review of the transaction, management determined that the components of the transaction were not properly recorded at fair value as the transaction was to consist of $500,000 in cash payments and 2,000,000 shares of Sunergy Inc. which was originally recorded at is deemed value of $500,000 compared to its fair market value of $1,000,000 at the date of transaction.  Management determined that the sales price of the transaction was understated by $500,000 and should not have been deferred at the date of the transaction.  In addition, Management noted that the cost basis for the Mikite Resources Ghana Mining Concession was appropriately restated to its fair value at date of acquisition of $250,928 in the restated form 10-K for the period ended April 30, 2008.  The adjustment above reflects the reduction of the gain for the three months ended January 31, 2009, as the entire gain was recognized in the restated 10-Q for the period ended October 31, 2008.

	Three Months Ended January 31, 2008
	As reported	Adjustments		As restated
Operating expenses
Management and consulting	$203,588	$25,000	C	$228,588
Exploration and development	$191,872	$(25,000)	C	$166,872

Total expense	$408,573	$-		$408,573

(Loss) from operations	$(408,573)	$-		$(408,573)

Other income/ (expenses)				-
Loss on outstanding warrants	$(11,637)	$11,637	D	$-
				-
Net (loss) before income taxes	$(420,210)	$11,637	D	$(408,573)
				-
Net (loss)	$(420,210)	$11,637	D	$(408,573)
				-
Basic/diluted (loss) per share	$(0.01)			$(0.01)
				-
Weighted average				-
number of shares	85,055,260			85,055,260

(C)
During the three months ended January 31, 2008, the Company issued $25,000 in bonus payments to executives of the corporation that were inappropriately classified as exploration costs.  For purposes of consistency in period to period reporting, this amount has been reclassified to Management and consulting.

(D)
During the three months ended January 31, 2008, the Company issued 800,000 warrants to investors. The fair value of all warrants was estimated using a Black-Scholes pricing model and recognized through earnings. Upon subsequent review, management determined the warrants issued to investors should have been treated as a capital transaction with no income statement affects recognized which caused an overstatement of expenses of $11,637 for the period.

	Nine Months Ended January 31, 2009
	As reported	Adjustments		As restated
Operating expenses
General and administrative	$67,041	$15,625	E	$82,666

Total expense	$1,622,411	$15,625		$1,638,036

(Loss) from operations	$(1,622,411)	$(15,625)		$(1,638,036)

Other income/ (expenses)				-
Gain on sale of fixed assets	$12,500	$1,236,527	F	$1,249,072
Loss on outstanding warrants	$(31,335)	$31,335	G	$-
				-
Net (loss) before income taxes	$(1,651,569)	$1,252,282		$(399,287)
				-
Net (loss)	$(1,651,569)	$1,252,282		$(399,287)
				-
Basic/diluted (loss) per share	$(0.02)	$0.01		$0.00
				-
Weighted average				-
number of shares	111,134,788			111,134,788

(E)	Refer to Restatement footnote (A) above. Includes the year-to-date effect of $7,813 restatement from the amended 10-Q for the period ended October 31, 2008 and the current period change noted above.

(F)
Refer to Restatement footnote (B) above. Amount includes the year-to-date January 31, 2009 adjustment required to reflect the gain recognized in the previously restated 10-Q for the period ended October 31, 2008.

(G)
Refer to Restatement footnote (G) in the amended 10-Q for the period ended October 31, 2008 as the Company issued no warrants to investors during the three months ended January 31, 2009. The adjustment to the nine months ended January 31, 2009 includes the year-to-date adjustment as previously disclosed in the October 31, 2008 amended 10-Q in the amount of $31,335.

	Nine Months Ended January 31, 2008
	As reported	Adjustments		As restated
Operating expenses
Management and consulting	$503,812	$25,000	H	$528,812
Exploration and development	$456,370	$(25,000)	H	$431,370

Total expense	$1,183,554	$-		$1,183,554

(Loss) from operations	$(1,183,554)	$-		$(1,183,554)

Other income/ (expenses)				-
Loss on outstanding warrants	$(426,339)	$426,339	I	$-
				-
Net (loss) before income taxes	$(1,609,893)	$426,339	I	$(1,183,554)
				-
Net (loss)	$(1,609,893)	$426,339	I	$(1,183,554)
				-
Basic/diluted (loss) per share	$(0.02)	0.01		$(0.01)
				-
Weighted average				-
number of shares	85,055,260			85,055,260

(H)	Refer to Restatement footnote (C) above.

(I)
Refer to Restatement footnote (D) above.  Includes the year-to-date adjustment for the six months ended October 31, 2007 as previously disclosed in the amended 10-Q for the period ended October 31, 2008. Refer to restatement footnote (H) in that amended 10-Q.

	Previously Reported			As restated
	March 15, 2006			March 15, 2006
	(inception) to			(inception) to
	January 31,			January 31,
	2009	Adjustments		2009
Operating expenses				-
General and administrative	$1,437,172	$(407,627)	J	$1,029,545
Management and consulting	1,757,941	1,771,366	K	3,529,307
Exploration and development	1,570,521	(128,927)	L	1,441,594
Professional fees	304,938	24,684	M	329,622
				-
Total expenses	5,086,280	1,259,496		6,345,776
				-
(Loss) from operations	(5,086,280)	(1,259,496)		(6,345,776)
				-
Other income/ (expenses)				-
Interest expense	(12,823)	(1,876)	N	(14,699)
Gain on sale of fixed assets	12,500	1,236,572	O	1,249,072
Gain on forgiveness of debt	243,452	(243,452)	P	-
Loss on outstanding warrants	(605,045)	605,045	Q	-
				-
Net (loss) before income taxes	(5,443,196)	336,793		(5,106,403)
				-
Net (loss)	$(5,443,196)	$336,793		$(5,106,403)

(J)
Amount represents a reclassification from General and administrative to Management and consulting to match current period reporting classifications. Includes an increase of expense related to the expensing of Directors & Officers insurance premium as noted in Restatement footnote (E) above.

(K)
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
The inclusion of the reclassification of $139,333 of stock-based compensation as noted in restated 10-K for the period ended April 31, 2009. See restatement footnote (Q) below.

Management also noted the inappropriate expensing of insurance expense upfront versus over the insurance policy period leading to an overstatement of expenses of $15,625 which has been reclassified to General and administrative. See restatement footnote (J) above.

In addition, we issued a payment of $17,444 to the Nevada Division of Minerals for a deposit on a reclamation bond. This payment was originally expensed as part of exploration costs, but should have been capitalized as a long-term asset.

The remaining $425,619 represents a reclassification for the inception-to-date period ending January 31, 2009 to match current period reporting classifications.

(L)
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

The remaining $28,927 represents a reclassification from Exploration and development to Professional fees ($24,684), Interest ($1,876) and Management and consulting ($2,367) for the period ending January 31, 2009 to match current period reporting classifications

(M)	Amount represents a reclassification to Professional fees from Exploration and development to match current period reporting classifications.

(N)
During the procedures performed, it was noted that to match classification presented for the period ended July 31, 2008, $1,876 of interest expense was required to be reclassified from Exploration and development to match current period reporting classifications.

(O)	Refer to Restatement footnote (F) above.

(P)
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

(Q)
During the year ended April 30, 2008 the Company issued 6,203,299 warrants to investors and to certain members of management and the Board. The fair value of all warrants was estimated using a Black-Scholes pricing model and recognized through earnings. Upon subsequent review, management determined the warrants issued to investors should have been treated as a capital transaction with no income statement affects recognized. This resulted in an overstatement of expenses by $434,377 for the period then ended. Additionally, the warrants issued to management and the Board of Directors totalling $139,333 constituted compensation and has been reclassified to management and consulting expense. All of the warrants issued as compensation were fully vested on the grant date. In addition, there was additional expense recognized during the three months ended July 31, 2008 of $18,925 and during the three months ended October 31, 2008 of  $12,410. See restatement footnote (G) above.

Balance Sheet

	As Reported			As restated
	January 31,			January 31,
	2009	Adjustments		2009
Current assets
Short-term investments	$-	$725,000	R	$725,000
Other receivables	$987,500	$(750,000)	R	$237,500

Total current assets	1,529,152	(25,000)		1,504,152

Other assets
Mineral property	58,091	555,850	S	613,941
Other assets		17,444	T	17,444
				-
Total other assets	102,932	573,294		676,226
				-
Total assets	$1,632,084	$548,294		$2,180,378

Liabilities and stockholders’ equity
Current liabilities
Deferred gain	987,500	(987,500)	U

Total current liabilities	1,457,363	(987,500)		469,863

Total liabilities	1,457,363	(987,500)		469,863

Stockholders' equity				-
				-
Accumulated other comprehensive income	-	(525,000)	V	(525,000)
Additional paid-in capital	5,549,158	1,724,001	W	7,273,159
Accumulated deficit during exploration stage	(5,443,196)	336,793	X	(5,106,403)

Total stockholders' equity	174,721	1,535,793		1,710,514

Total liabilities and stockholders' equity	$1,632,084	$548,295		$2,180,379

(R)
During the three months ended January 31, 2009, the Company received 2,500,000 shares from Sunergy, Inc. in accordance with the agreement to sell the Ghana Mining concession, as noted in restatement footnote (F) above. The adjustment of $725,000 reflects the fair market value of the shares received at the date of constructive receipt ($1,250,000) adjusted in accordance with generally accepted accounting principles as the shares have been classified as Available-for-sale by Management. The adjustment reflects a closing price of Sunergy, Inc. at January 31, 2009 of $0.29 per share for a net value of $725,000.

(S)
In conjunction with the review of transactions as identified and noted by the SEC Corporate Finance division, management reviewed the recording of transactions related to the acquisition of the Independence mineral property.

In regards to the Independence mineral property, Management noted consideration in the agreement consisted of three $25,000 cash payments of which two were appropriately capitalized while one $25,000 cash payment was inappropriately expensed at the date of payment and has been adjusted in the above adjustments. In addition, as part of the agreement, we issued 5,000,000 shares to Gold Range, LLC for the lease rights to the Independence mineral property which was recorded at par value ($5,000) at date of acquisition and capitalized at the date of issuance. The fair value of these instruments, based on the issuance of similar instruments for cash on the same date, on the applicable grant dates totalled $535,850, of which $530,850 was previously unrecognized. The above results in an understatement of the mineral property basis of $25,000 cash payment and $530,850 in the fair value of shares for a total of $555,850.

In addition, we identified 1 million shares and 1 million warrants that were issued for a 100% interest in Mikite Resources and the Ghana mining concession. These were recorded at a deemed value of $75,000 but were expensed at the date of issuance. The fair value of these instruments on the applicable grant dates, based on quoted market prices for the shares, totalled $250,928 of which $75,000 was previously recognized in earnings and $175,928 was unrecognized.  The entire cost basis of the property was reduced from the balance sheet due to the sale of the Ghana mining concession and accounted for in Gain/(loss) on sale of fixed assets as noted in restatement footnote (F) above.

(T)
Capitalization of the $17,444 payment issued to the Nevada Division of Minerals as deposit on a reclamation bond as identified in the restatement footnotes for the period ended April 30, 2008 and disclosed in our 10-K for the period ended April 30, 2009.

(U)
Adjustment reflects the recognition of the entire sales prices being recognized at the date of the transaction as noted in restatement footnote (F) above, thus, the removal of the deferred gain in all following periods.

(V)
Reflects the accumulated other comprehensive (loss) for the adjustment of the shares received from Sunergy, Inc. in consideration of the payments due on the sale of the Ghana Mining Concession as noted in footnote (R) above. The adjustment of $525,000 reflects the change in the fair market value of the shares at the date of receipt compared to the fair market value at the close of the period.

(W)	This reflects the net effect of the adjustments related to equity transactions as noted in the footnotes above at the estimated fair value and their respective impact on additional paid-in capital.

(X)	This reflects the net effect of all income statements errors as noted in footnotes (A) through (Q).

Cash Flows

Upon further review of our previously issued financial statements we noted certain classification errors and erroneous inclusion of certain non-cash transactions and affects related to the adjustments. The adjustments noted in footnotes (A) and (D) above are the only effects for the three months cash flows for the periods ending January 31, 2009 and January 31, 2008 respectively. The impacts reflect on net loss and adjustments to reconcile net loss are immaterial and do not change the major caption reporting of cash flow categories and are thus not presented.

 The following provides a brief description of the transactions that were reclassified or removed from our Statement of Cash Flows for the inception to date period through January 31, 2008 included adjustments as identified in our 10-K filed with the SEC for the years ended April 30, 2008 and Inception to April 30, 2008:

(A)
During the year ended April 30, 2008 we acquired fixed assets through the issuance of common stock totalling $30,000 previously reported in operating activities. Additionally, $13,000 of fixed asset purchases included in investing activities was inappropriately included for the year ended April 30, 2008. The corresponding impact of this correction is also included in the restated Inception to January 31, 2009 information.

(B)
During the year ended April 30, 2008 the Company issued $35,000 worth of common stock, in a non-cash transaction, that was previously included in operating activities with a corresponding debt repayment classified as financing activities. The corresponding impact of this correction is also included in the restated Inception to January 31, 2009 information.

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

(D)
Stock issued as part of the reverse merger transaction that was effective March 15, 2006 was previously included in operating activities with a corresponding off-set included in financing activities for the Inception to April 30, 2008 cash flows totalling $571,295. The Inception to January 31, 2009 cash flow statement reflects the removal of this transaction along with the other reconciling items as noted in the income statement restatements above.

(E)	The overall impacts on the previously issued Statements of Cash flows for the Inception to January 31, 2009 by activity are as follows:

	As Previously Reported		Restated
	(inception) to		(inception) to
	Period Ended January 31,		Period Ended January 31,
	2009	Adjustments	2009
Cash used in operating activities	$(3,289,682)	$460,052	$(2,829,630)
Cash used in investing activities	(106,139)	(7,444)	(113,583)
Cash provided by financing activities	3,397,863	(452,608)	2,945,255

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

Item 4T.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management has identified the following material weaknesses as it relates to our Internal Controls over Financial Reporting:

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

GENERAL METALS CORPORATION
(Registrant)
Dated: December 18, 2009	/s/ Stephen Parent
Stephen Parent
Chief Executive Officer and President
(Principal Executive Officer)
Dated: December 18, 2009	/S/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)