Form 10-Q
period 2009-10-31
GENERAL METALS CORP
filed 2009-12-21
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

219,720,925 common shares issued and outstanding as of December 18, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheets

	October 31,	April 30,
ASSETS	2009	2009
Current assets
Cash and cash equivalents	$18,873	$-
Short-term investments	450,500	1,275,000
Prepaid expenses	133,895	379,019
Other receivables	55,022	237,500
Other current assets	-	245

Total current assets	658,290	1,891,764

Other assets
Land	67,742	67,767
Mineral property	613,941	613,941
Property and equipment, net	26,903	25,733
Other assets	37,800	17,444

Total other assets	746,386	724,885

Total assets	$1,404,676	$2,616,649
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Cash deficit	$-	$20,057
Notes payable, current portion	3,121	2,898
Accounts payable	368,132	465,428
Accrued liabilities	89,871	216,974
Loan from related parties	28,800	33,680

Total current liabilities	489,924	739,037

Long-term liabilities
Notes payable, net of current portion	42,506	44,143

Total long-term liabilities	42,506	44,143

Total liabilities	532,430	783,180

Commitments and Contingencies

Stockholders' equity
Preferred stock, authorized 50,000,000
shares, par value $0.001, zero issued and outstanding	-	-

Common stock, authorized 220,000,000
shares, par value $0.001, issued and
outstanding on October 31, 2009 and April 30, 2009
of 218,078,325 and 168,183,494, respectively	218,079	168,184

Additional paid-in capital	9,324,498	7,974,740
Subscriptions (receivable)	(112,284)	(151,012)
Accumulated other comprehensive income/(loss)	(1,035,856)	25,000
Accumulated deficit during exploration stage	(7,522,191)	(6,183,443)

Total stockholders' equity	872,246	1,833,469

Total liabilities and stockholders' equity	$1,404,676	$2,616,649

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations
					March 15, 2006 (Inception)
	Three Months Ended October 31,		Six Months Ended October 31,		to October 31,
	2009	2008	2009	2008	2009
Revenue	$-	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	1,790	1,607	3,398	3,216	20,713
General and administrative	47,710	56,122	69,389	103,132	1,194,998
Management and consulting	261,067	87,706	703,394	343,673	4,975,163
Exploration and development	321,029	299,937	430,231	737,775	2,082,741
Professional fees	68,261	12,545	126,811	49,196	488,227

Total expenses	699,857	457,917	1,333,223	1,236,992	8,761,842

(Loss) from operations	(699,857)	(457,917)	(1,333,223)	(1,236,992)	(8,761,842)

Other income (expenses)
Interest expense	(1,372)	(12,766)	(3,619)	(12,766)	(19,722)
Gain on sale of mineral properties	-	1,249,072	-	1,249,072	1,249,072
Realized gain/(loss) on sale of investments	(1,906)	-	(1,906)	-	(1,906)
Other income	-	-	-	-	5,000
Gain/(loss) on foreign currency exchange	-	-	-	-	7,207

Net income/(loss) before income taxes	(703,135)	778,389	(1,338,748)	(686)	(7,522,191)

Provision for income taxes	-	-	-	-	-

Net income/(loss)	$(703,135)	$778,389	$(1,338,748)	$(686)	$(7,522,191)

Earnings per common share:
Basic	$(0.00)	$0.01	$(0.01)	$(0.00)
Diluted	$(0.00)	$0.01	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic	215,981,328	109,525,634	202,487,296	105,607,496
Diluted	215,981,328	117,758,313	202,487,296	105,607,496

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity and Comprehensive Loss

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	Equity

Balance, April 30, 2005	31,354,400	$31,354	$450,523	$(127,500)	$(208,251)	$-	$146,126

Cash Received for Subscriptions
Receivable				127,500			127,500
Common Stock Issued for Cash at $0.25
In Private Placement	44,000	44	4,956				5,000
Common Stock Issued for Cash at $0.125
In Private Placement	26,400	26	2,974				3,000
Common Stock Issued at $0.001 to
exercise lease agreement	5,500,000	5,500	530,350				535,850
Common Stock Issued for Cash at $0.125
In Private Placement	2,782,450	2,782	313,406				316,188
Common Stock Issued in Reorganization	8,436,541	8,437	(787,983)		208,251		(571,295)
Common Stock Issued to Convert Debt at
0.0185 as Agreed in February 2005	22,034,546	22,035	591,998				614,033
Common Stock Issued as Incentive	550,000	550	(50)				500
Common Stock Returned and Cancelled	(550,000)	(550)	50				(500)
Common Stock Issued in Exercise of
Warrants at $0.25	702,900	703	159,047				159,750
Net (Loss)					(637,068)		(637,068)
Balance, April 30, 2006	70,881,237	70,881	1,265,271	-	(637,068)	-	699,084

Deposit received on Private Placement				76,000			76,000
Common Stock Issued in Exercise of
Warrants at $0.25	110,000	110	24,890				25,000
Common Stock Issued for Cash at $0.125
In Private Placement	440,000	440	49,560	(50,000)			-

(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	Equity
Common Stock Issued for Service at
$0.125 per share	158,400	158	17,842				18,000
Common Stock Issued for Purchase of
fixed asset at $0.075	220,000	220	14,780				15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052				11,216
Common Stock Issued for Services at
$0.075 per share	330,000	330	22,170				22,500
Common Stock Issued to Convert Debt
$0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.075
In Private Placement	3,770,063	3,770	253,280	(163,800)			93,250
Common Stock Issued for Cash at $0.075
For Exploration Rights	1,100,000	1,100	249,828				250,928
Common Stock Issued for Cash at $0.075
For Employee Incentive	275,000	275	18,475				18,750
Common Stock Issued for Cash at $0.125
In Private Placement	2,332,000	2,332	262,668				265,000
Common Stock Issued for Cash at $0.125
In Private Placement	363,440	363	40,937	(41,300)			-
Cash Received for Subscriptions
Receivable				137,800			137,800
Stock-based compensation expense			1,447,734				1,447,734
Net (Loss)					(2,087,666)		(2,087,666)
Balance, April 30, 2007	80,657,967	80,656	3,712,974	(41,300)	(2,724,734)	-	1,027,596

Common Stock issued to convert Debt at
$0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.125
In Private Placement	667,040	667	75,133				75,800
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.075	2,520,979	2,522	157,243				159,765
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	654,500	655	118,345				119,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.125	44,000	44	4,956				5,000
Common Stock Issued for purchase of
asset at $0.125	132,000	132	14,868				15,000

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	Equity

Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	216,000	216	42,984				43,200
Common Stock Issued for Cash at $0.125
In Private Placement	52,470	53	6,506				6,559
Cash Received for Subscriptions
Receivable				50,300			50,300
Common Stock Issued for Cash at $0.20
In Private Placement	2,503,000	2,503	484,497	(160,000)			327,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.07	733,334	733	49,267				50,000
Common Stock Issued for Cash at $0.15
In Private Placement	900,000	900	134,100	(35,000)			100,000
Cash Received for Subscriptions
Receivable				151,000			151,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.068	146,667	147	9,853				10,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.10	110,000	110	7,390				7,500
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	176,000	176	19,824				20,000
Common Stock Issued for services to the
advisory board at $0.15	2,000,000	2,000	298,000				300,000
Common Stock Issued for Cash at $0.15
In Private Placement	100,000	100	14,900				15,000
Common Stock Issued in Exercise of Share
Purchase warrants at $0.075	86,667	87	8,913	(9,000)			-
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	2,200	2	248				250
Common Stock Issued for Cash at $0.20
In Private Placement	590,000	590	58,410				59,000
Common Shares issued for Cash at $0.15
In Private Placement	44,299	44	6,601				6,645
Common Stock Issued in Exercise of
Share Purchase warrants at $0.068	146,300	147	9,853				10,000
Common Stock Issued for services
at $ 0.125	100,000	100	12,400				12,500
Common Stock Issued for Cash at $0.20
In Private Placement	100,000	100	9,900				10,000
Common Stock Issued for Cash at $0.05
In Private Placement	400,000	400	19,600				20,000
Common Stock Issued in Exercise
of Share Purchase warrants at $0.05	275,000	275	13,475				13,750
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	29,412	30	2,470				2,500
Cash Received for Subscriptions
Receivable				38,500			38,500
Stock-based compensation expense			139,333				139,333
Net (Loss)					(1,982,382)		(1,982,382)
Balance, April 30, 2008	93,901,168	93,902	5,466,530	(5,500)	(4,707,116)	-	847,816

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	Equity

Common Stock Issued for Cash at $0.14
In Private Placement	7,000,000	7,000	93,000	(95,000)			5,000
Common Stock Issued for Cash at $0.15
In Private Placement	2,000,000	2,000	28,000	(14,387)			15,613
Common Stock Issued for Cash at $0.18
In Private Placement	1,000,000	1,000	16,500				17,500
Common Stock Issued for Cash at $0.2
In Private Placement	8,400,000	8,400	159,600	(15,000)			153,000
Common Stock Issued for Cash at $0.25
In Private Placement	2,502,000	2,502	59,998	(1,000)			61,500
Common Stock Issued for Cash at $0.05
In Private Placement	8,274,000	8,274	380,326	(34,000)			354,600
Common Stock Issued for Cash at $0.075
In Private Placement	870,000	870	64,280				65,150
Common Stock Issued for Cash at $0.10
In Private Placement	150,000	150	14,850				15,000
Common Stock Issued for Cash at $0.15
In Private Placement	416,000	416	30,784				31,200
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	33,930	34	2,841	(625)			2,250
Common Stock Issued for services
at $ 0.017	750,000	750	12,250				13,000
Common Stock Issued for services
at $ 0.02	3,500,000	3,500	66,500				70,000
Common Stock Issued for services
at $ 0.021	4,250,000	4,250	85,000				89,250
Common Stock Issued for services
at $ 0.024	2,500,000	2,500	57,500				60,000
Common Stock Issued for services
at $ 0.025	1,000,000	1,000	24,000				25,000
Common Stock Issued for services
at $ 0.029	581,396	581	20,326				20,907
Common Stock Issued for services
at $ 0.03	10,000,000	10,000	290,000				300,000
Common Stock Issued for services
at $ 0.036	11,000,000	11,000	385,000				396,000
Common Stock Issued for services
at $ 0.05	3,100,000	3,100	151,900				155,000
Common Stock Issued for services
at $ 0.075	838,000	838	61,912				62,750
Common Stock Issued for services
at $ 0.08	4,147,000	4,147	327,613				331,760
Common Stock Issued for services
at $ 0.086	2,000,000	2,000	170,000				172,000
Common Stock Issued for services
at $ 0.10	150,000	150	14,850				15,000
Cancellation of Issued Common Stock
due to non-payment on receivable	(180,000)	(180)	(8,820)	9,000			-
Cash Received for Subscriptions
Receivable				5,500			5,500
Unrealized Gain/(Loss) on Available-for-sale
Securities (net of tax)						25,000
Net (Loss)					(1,476,327)
Total comprehensive income (loss)							(1,451,327)
Balance, April 30, 2009	168,183,494	168,184	7,974,740	(151,012)	(6,183,443)	25,000	1,833,469

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	Equity

Common Stock Issued for Cash at $0.15
In Private Placement	17,561,665	17,562	245,863	(16,250)			247,175
Common Stock Issued for Cash at $0.02
In Private Placement	1,605,000	1,605	30,495	(1,700)			30,400
Common Stock Issued for Cash at $0.022
In Private Placement	3,050,000	3,050	64,710	-			67,760
Common Stock Issued for Cash at $0.025
In Private Placement	700,000	700	16,800	-			17,500
Common Stock Issued for Cash at $0..033
In Private Placement	300,000	300	9,700	-			10,000
Common Stock Issued for Cash at $0..035
In Private Placement	240,000	240	8,160	-			8,400
Common Stock Issued for Cash at $0..04
In Private Placement	1,125,000	1,125	43,875	(12,900)			32,100
Common Stock Issued for Cash at $0..045
In Private Placement	7,047,300	7,048	310,100	(30,422)			286,726
Common Stock Issued for Cash at $0..05
In Private Placement	1,090,000	1,090	53,410				54,500
Common Stock Issued for services
at $ 0.02	1,000,000	1,000	19,000				20,000
Common Stock Issued for services
at $ 0.028	8,400,000	8,400	226,800				235,200
Common Stock Issued for services
at $ 0.032	1,500,000	1,500	46,500				48,000
Common Stock Issued for services
at $ 0.035	12,500	12	428				440
Common Stock Issued for services
at $ 0.047	100,000	100	4,600				4,700
Common Stock Issued for services
at $ 0.050	750,000	750	36,750				37,500
Common Stock Issued for services
at $ 0.065	60,000	60	3,840				3,900
Common Stock Issued for services
at $ 0.083	66,666	67	5,433				5,500
Common Stock Issued for Cash at $0..035
In Private Placement	314,300	314	10,686				11,000
Common Stock Issued for Cash at $0..045
In Private Placement	2,872,400	2,872	126,358	(10,000)			119,230
Common Stock Issued for services
at $ 0.041	1,850,000	1,850	74,000				75,850
Common Stock Issued for services
at $ 0.050	250,000	250	12,250				12,500
Cash Received for Subscriptions
Receivable				110,000			110,000
Unrealized Gain/(Loss) on Available-for-sale
Securities (net of tax)						(1,060,856)
Net (loss)					(1,338,748)
Total comprehensive income(loss)							(2,399,604)
Balance, October 31, 2009	218,078,325	$218,079	$9,324,498	$(112,284)	$(7,522,191)	$(1,035,856)	$872,246

General Metals Corporation
 (An Exploration Stage Company)
Unaudited Condensed Consolidated Statements of Cash Flows

			March 15, 2006
			(Inception)
	Six months ended October 31,		to October 31,
	2009	2008	2009
Operating activities
Net loss	$(1,338,748)	$(686)	$(7,522,191)
Adjustments to reconcile net loss
Stock issued for services	611,444	319,580	2,673,524
Stock issued for payment of interest on debt	-	12,750	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	1,906	-	1,906
Gain on sale of mineral property	-	(1,249,072)	(1,249,072)
Depreciation and amortization	3,398	3,216	20,713
Stock-based compensation	-	-	1,587,067
Impairment of Long-lived assets	-	-	17,500
Changes in operating assets and liabilities			-
(Increase)/decrease in other current assets	(54,777)	(244)	(55,022)
(Increase)/decrease in prepaid expenses	(54,833)	7,556	(66,418)
Increase/(decrease) in accounts payable	(97,296)	371,105	368,132
Increase/(decrease) in accrued liabilities	5,001	35,447	221,975

Net cash used by operating activities	(923,905)	(500,348)	(3,942,902)

Investment activities
Investments:
Purchases	(1,356)	-	(1,356)
Maturities and sales	594	-	594
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	(845)	(17,500)
Investment in Lahontan	(2,563)	-	(2,563)
Deposit on water rights	(800)	-	(800)
Deposit on reclamation bond	(16,994)	-	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Purchase of land	25	-	(67,742)
Purchase of equipment	(4,568)	-	(17,616)

Net cash used by investment activities	(25,662)	(845)	(207,012)

Financing activities
Proceeds from loans from related parties	-	3,000	96,864
Repayments of loans from related parties	(4,880)	-	(33,064)
Proceeds from issuance of debt	-	-	47,041
Repayments of debt	(1,414)	-	(1,414)
Proceeds from the sale of stock	994,791	480,699	4,059,360

Net cash provided by financing activities	988,497	483,699	4,168,787

Net increase / (decrease) in cash	38,930	(17,494)	18,873

Cash, beginning of period	(20,057)	17,600	-

Cash, end of period	$18,873	$106	$18,873

Supplemental Information:
Interest paid	$3,619	$16	$6,972
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$80,809	$437,610	$80,809
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$12,750	$12,750
Stock issued as reduction of accrued expenses	$150,000	$-	$150,000

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2009, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 audited financial statements.  The results of operations for the period ended October 31, 2009 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the three months ended October 31, 2009.  For additional details for all stock transaction please see the accompanying consolidated statement of changes in stockholders’ equity.

During the three months ended July 31, 2009 we issued a total of 32,718,965 shares in exchange for cash totaling $815,833 in private placement transactions of which $61,272 remains outstanding at October 31, 2009. We also issued 8,050,000 shares of common stock at $0.028 per share totaling $225,400 to officers and directors, and employees. Of this amount, $150,000 was accrued as of April 30, 2009 with the excess fair value of $75,400 being recognized as management and consulting expense.

During the three months ended October 31, 2009, we issued a total of 3,186,700 shares in exchange for cash totaling $140,230 in private placement transactions of which $10,000 remains outstanding at October 31, 2009. We also issued 2,100,000 shares in exchange for consulting services including accounting and geologic services.

In addition, we received $110,000 due on subscription receivables outstanding from the period ended April 30, 2009.

NOTE 4 - FINANCIAL INSTRUMENTS

Fair Value Measurements

In determining fair value in accordance with the hierarchy established by US GAAP, the Company uses only the market method approach as it currently does not hold any other type of asset.

The following hierarchy prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of October 31, 2009:

	Level 1	Level 2	Level 3	Total
Marketable equity securities	$450,500	$––	$––	$450,500
Total assets measured at fair value on recurring basis	$450,500	$––	$––	$450,500

NOTE 5 – SIGNIFICANT EVENTS

Finalization of the Ghana Sale

On or about July 29, 2009, we entered into an agreement with Sunergy, Inc for the final terms for the sale of the Nyinahin Mining Concession to Sunergy.  Pursuant to the agreement with General Metals, as amended, the outstanding consideration payable by Sunergy consisted of $237,500, which was due on April 30, 2009.  In full and final satisfaction of all amounts, General Metals agreed to accept 2,000,000 restricted shares of common stock of Sunergy.

Outstanding warrants

During the three months ended October 31, 2009, Management issued shares in private placements with accredited investors. In addition, Management identified total warrants outstanding of approximately 3.6 million, where one warrant is exercisable into one share of common stock. On September 10, 2009, the Company issued shares at which point the total number of warrants outstanding exceeded the total number of shares available in conjunction with the total number of authorized shares of the company if every warrant were to be exercised, which would require liability reclassification from equity.  Management evaluated the estimated fair market value of these warrants at that date and again at October 31, 2009 using a Black-Scholes Pricing model and noted that the total value of the shares were immaterial to the financial statements.

NOTE 6 – SUBSEQUENT EVENTS

We evaluated subsequent events through December 21, 2009, which is the date the financial statements were issued. We are not aware of any significant events which occurred subsequent to the balance sheet date but prior to December 21, 2009, that would have a material impact on our financial statements.

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

As used in this quarterly report, the terms "we", "us" and "our" mean General Metals Corporation and our wholly owned subsidiary General Gold Corporation, unless otherwise indicated.

OVERVIEW

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties currently with an emphasis on gold and silver mineralization, presently focused on our Independence Project located in Battle Mountain, Nevada.

We are presently conducting an aggressive program to rapidly move the Independence project toward production, which is dependent upon obtaining further financing.

In addition to the on-going development of the Independence Mine, we are continually seeking to acquire other mining claims, as our funding allows.

The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.  We have been successful in structuring deals in which expenses are paid through the issuances of common shares.  In addition, we have raised additional funds and expect to continue to raise additional funds through private placement equity offerings sufficient to fund our current plan of operations.

The Independence Mines Property

We currently control a 100% undivided leasehold interest in the Wilson-Independence Gold – Silver Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres.  Our Due diligence shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2010.

The Wilson-Independence project is wholly owned by our company through our subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement we were required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials. This expenditure requirement was fulfilled prior to the year ended April 30, 2008, as we expended approximately $760,000 through that date.  During the year ended April, 30, 2009, we spent approximately $995,000 on exploration and development including the initiation of the permitting process.

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

Location and Access

All infrastructures necessary for the exploration, development and operation of a mine is readily available. The property is accessed via federal, state and county maintained all weather paved and gravel roads from the nearby town of Battle Mountain. A well-trained work force is available in the town of Battle Mountain, situated 30 miles north of the property along Interstate highway 80. Adequate ground water is available for diversion for future mining operations which enjoy special treatment as temporary or interim uses under Nevada water laws. Electrical power has recently been extended to within one mile of the project and the transcontinental natural gas line passes within 1.5 miles of the property.

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

Accomplishments

During the quarter ended July 31, 2009, our company:

1.
located all of the sample pulps from the historic (1985-1987) Noranda Minerals drilling in the Independence Gold Skarn target in the Independence Deep Target on our Independence Mine Property and inventoried this pulp library.

2.	validated the data base for the Independence Skarn assays.

3.
released the diamond drill results from the high grade Independence Gold Skarn Target at our Independence property in the Battle Mountain Mining District of Nevada. These intercepts are historic in nature and from diamond drilling conducted by Noranda Minerals from 1985 through 1989 and Great Basin Gold Corp. in 1998. Except for Great Basin Gold drill hole WI-001, none of these results have been previously disclosed.

4.	secured Great Basin Pulps from the High Grade Independence Gold Skarn Target

5.
through analysis and modeling of the the Noranda and Great Basin Gold drilling in the Independence Gold Skarn system, identified a target more than half a mile wide and three quarters of a mile long which contains three highly prospective structural / stratigraphic zones.

6.	completed the baseline environmental surveys recently including flora, fauna and bat studies. The reports of these studies are in our company’s files.

7.
collected characterization samples to define appropriate material for bulk samples to be used in advanced metallurgical studies, received the assay results and selected the appropriate material for two bulk samples

8.
received the check assay results required to validate the 2007-2008 drilling results under evaluation for the Independent Report. These results are being evaluated by our company's independent qualified person.

9.	appointed Henry S. Brock, CPA, MBA, CLU, ChFC to our Advisory Board and as Vice President of our company

During the quarter ended October 31, 2009, our company:

1.
completed the QA/QC on all final re-assays for the major mineralized drill intercepts in the Independence Gold Skarn in the Independence Deep Target. The results correlate exceptionally well with original drill data by Noranda Exploration and Great Basin Gold. Re-assay of Noranda Exploration pulps from their 1984 - 1987 diamond core drilling program returned results that were consistently higher than original assays and on average four percent (4%) higher in grade than the original assays.  Importantly, drift in higher grade samples consistently showed that the original Noranda assays underreported the gold content of the gold skarn as shown in Chart 1 below.

2.
collected and delivered two bulk samples of surface oxide mineralization for metallurgical testing including column leach tests at the Independence. The samples were collected under the supervision of personnel from McClleland Laboratories Inc. (McClleland) of Sparks, Nevada. Each sample weighed approximately 2 1/2 tons and both samples have been delivered to McClleland for processing.

3.
through General Gold Corporation, our wholly owned subsidiary, received a grant of water rights for portions of Sections 28 and 33 (T31N, R43E), in Lander County, NV, the proposed center of the Independence Mine's process area.

4.
received Initial metallurgical characterization results for bulk samples of surface and near surface, oxide mineralization were completed by McClelland Metallurgical Laboratories of Sparks, Nevada during the quarter ended October 31, 2009.  Both the Hill Zone and Independence South Zone samples indicate excellent solution access regardless of feed size with the 2 inch material returning essentially identical gold extraction and recovery in the same leach time as the minus 10 mesh material as seen in the following table.

Table 1. Gold and Silver Recovery Independence Bottle Roll Tests

		Au	Ag
	Feed	Recovery,	Recovery,
Composite	Size	%	%
Sample #1 (Hill Zone)	2"	82.5	22.2
Sample #1 (Hill Zone)	1"	84.2	23.1
Sample #1 (Hill Zone)	1/2"	81	21.4
Sample #1 (Hill Zone)	10M	82.2	48.1
Average		82.5	28.7
Sample #2 (South Zone)	2"	63	22.2
Sample #2 (South Zone)	1"	58.8	27.6
Sample #2 (South Zone)	1/2"	61.1	30.8
Sample #2 (South Zone)	10M	63.6	54.7
Average		61.6	33.8

Test Results Suggest Improved Economics: All test results to date suggest that expensive crushing can be minimized and that Carbon column recovery may be a less expensive processing solution than the previously discussed Merrill Crowe system. Project economics may have improved substantially with these results.

5.
instructed McClelland to proceed immediately with a large diameter column leach test on the Hill Zone.  McClelland will be conducting additional analytical and characterization work to better characterize the leach parameters to optimize leach results for the large diameter column leach in the South Zone.  Due to the exceptional recovery in the coarse fractions of the bottle rolls, column leach tests of each sample will be conducted at 2 and 6 inch.

6.	received final approval and has satisfied the required bonding of the drilling permits with the Bureau of Land Management (BLM).

7.	completed 5 of the planned 44 hole 2009 drilling which is designed with three specific objectives:
a.	upgrade all the Hill Zone gold-silver mineralization into measured and indicated categories,
b.	provide sufficient drill density to identify higher grade zones within the Hill Zone mineralization, and
c.	provide sufficient detail to facilitate pit design and detailed mine planning.

Plan of Operations- Permitting and Development Program

During next year, our company is undertaking an aggressive program to rapidly move the Independence project toward production.  We anticipate being able to secure necessary studies and permits to allow us to proceed to production in the near term.  We have already initiated work to complete a current, independent, technical report and resource calculation to be compliant with Canadian National Instrument 43-101.  We anticipate this report will be completed shortly. This report will not meet SEC Industry Guide 7 guidelines but will provide information in a familiar format for our Canadian and European investors.

We anticipate initially mining the Hill Zone and are completing all necessary work to be able to finalize permits to allow us to begin there.  Additional drilling and assaying planned to further delineate the Hill Zone mineralization will allow us to maximize our cash flows early in the production cycle

The following budget outline is anticipated to be necessary to move the Independence Project forward to the brink of production in the coming twelve months.

Direct exploration and development costs
Hill zone drilling program	$300,000
North zone drilling program	400,000
Core drilling program	500,000
Metalurgical testing trograms	250,000
Additional permitting costs	300,000
Report completion costs	30,000

Total direct exploration and development costs	1,780,000

Indirect costs
Office rent and other operating expenses	100,000
Personnel costs	400,000
Insurance expenses	140,000
Other general and administrative expenses	480,000
Legal expenses	30,000
Contingency	70,000

Total indirect costs	1,220,000

Total budget for the next twelve months	$3,000,000

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

Liquidity and Capital Requirements

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

We anticipate that to proceed with our plan of operations we will require additional funds of approximately $3.0 million over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities. In order to raise the additional capital through the sale of equity securities, we will need to increase the number of authorized shares as an amendment to our Articles of Incorporation which requires a vote of the shareholders. We anticipate holding this vote at the time of our annual meeting.

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending October 31, 2010.  However our company is always evaluating precious metal property acquisitions and may complete an acquisition of acceptable properties at any time.

General and Administrative/Management and Consulting Expenses

We expect to spend $480,000 during the twelve-month period ending October 31, 2010 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Exploration and Development

The exploration and development program currently being executed by our company including the beginning of our permitting will bring the Independence Project into production and we expect to expedite this process which will require additional funds of approximately $1.8 million over the next twelve months, exclusive of any acquisition or exploration costs.

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

Employees

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource services as needed.  As at October 31, 2009, our only employees were our officers.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2009 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Results of Operations – Three Months Ended October 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2009 which are included herein.

Our operating results for the three months ended October 31, 2009, for the three months ended October 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended October 31
	2009		2008		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$699,857		$457,917		$241,940
Net income (loss)		$(703,135)		$778,389		$(1,481,524)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

The decrease in net income from the period ended October 31, 2008 to October 31, 2009 relates primarily to the sale of the Ghana Mining Concession for $1.5 million in October of 2008. We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the three months ended October 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended October 31
	2009	2008	Change
Depreciation and amortization	$1,790	$1,607	$183
General and administrative	$47,710	$56,122	$(8,412)
Management and consulting	$261,067	$87,706	$173,361
Exploration and development	$321,029	$299,937	$21,092
Professional fees	$68,261	$12,545	$55,716

The increase in operating expenses for the three months ended October 31, 2009, compared to the same period in fiscal 2008, was mainly due to an increase in management and consulting fees, an increase in exploration and development fees and an increase in professional fees.

Six Months Ended October 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2009 which are included herein.

Our operating results for the six months ended October 31, 2009, for the six months ended October 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended October 31
	2009		2008		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$1,333,223		$1,236,992		$96,231
Net income (loss)		$(1,338,748)	$	(686)		$(1,338,062)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the six months ended October 31, 2009 and 2008 are outlined in the table below:

	Six Months Ended October 31
	2009	2008	Change
Depreciation and amortization	$3,398	$3,216	$182
General and administrative	$69,389	$103,132	$(33,743)
Management and consulting	$703,394	$343,673	$359,721
Exploration and development	$430,231	$737,775	$(307,544)
Professional fees	$126,811	$49,196	$77,615

The increase in operating expenses for the six months ended October 31, 2009, compared to the same period in fiscal 2008, was mainly due to an increase in management and consulting fees and an increase in professional fees.

We have focused our energy during this quarter on furthering the permitting process with all charges being classified as development pushing the project ever closer to production.  In the six months ended October 31, 2008, we were engaged in a significant drilling program which resulted in the discovery of the Hill Zone and delineation of a contiguous zone of mineralized material and is reflected in the cost of exploration and development for that period being more than $300,000 greater than this year.  For the three months ended October 31, 2009, we have completed considerable work in permitting the Independence project, thereby causing an increase in the exploration and development expenses for that period over the prior year. In addition, we expanded our drill program to further define the Hill Zone previously discovered and assist in detail mine pit design.   We increased our business development efforts as well as our investor awareness campaigns causing the significant increase in the management and consulting costs of the Company in the current quarter and six month period.  We anticipate that the management and consulting costs will increase year over year due to the consulting services paid for through the issuance of stock and the excess fair value of shares issued to management in exchange for accrued payroll from the year ended April 30, 2009.

Liquidity and Financial Condition

Working Capital
	October 31, 2009	April 30, 2009	Change
Current assets	$658,290	$1,891,764	$(1,233,474)
Current liabilities	489,924	739,037	(249,113)
Working Capital	$168,366	$1,152,727	$(984,361)

Cashflow

	Six Months Ended October 31
	2009	2008	Change
Net cash used in operating activities	$(923,905)	$(500,348)	$(423,557)
Net cash provided (used) in investing activities	(25,662)	(845)	24,817
Net cash provided by financing activities	988,497	483,699	504,798
Net increase (decrease) in cash during period	$38,930	$(17,494)	$21,436

Our total assets at October 31, 2009 were $1,404,676. Our financial statements report a net loss of $703,135 for the three months ended October 31, 2009, a net loss of $1,338,748 for the six months ended October 31, 2009, and a net loss of $7,522,191 for the period from March 15, 2006 (date of inception) to October 31, 2009. We had a cash balance of $18,873 as of October 31, 2009.

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

As of October 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We do not expect positive cash flow from operations in this fiscal year.  There is no assurance that actual cash requirements will not exceed our estimates.  In particular, additional capital may be required in the event that:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following provides additional information for certain stock transactions that occurred during the three months ended October 31, 2009.  For additional details for all stock transaction please see the accompanying consolidated statement of changes in stockholders’ equity.

During the three months ended July 31, 2009 we issued a total of 32,718,965 shares in exchange for cash totaling $815,833 in private placement transactions of which $61,272 remains outstanding at October 31, 2009. We also issued 8,050,000 shares of common stock at $0.028 per share totaling $225,400 to officers and directors, and employees. Of this amount, $150,000 was accrued as of April 30, 2009 with the excess fair value of $75,400 being recognized as management and consulting expense.

During the three months ended October 31, 2009, we issued a total of 3,186,700 shares in exchange for cash totaling $140,230 in private placement transactions of which $10,000 remains outstanding at October 31, 2009. We also issued 2,100,000 shares in exchange for consulting services including accounting and geologic services.

In addition, we received $110,000 due on subscription receivables outstanding from the period ended April 30, 2009.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Securities Holders

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

Item	Description

(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)
3.2	By-Laws (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)
3.3	Amendment to Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
(10)	Material Contracts
10.1	Letter of Intent between General Gold Corporation and Gold Range, LLC dated November 14, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
10.2	Amendment to Letter of Intent between General Gold Corporation and Gold Range, LLC dated December 31, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006).=
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

10.7	Share Purchase Agreement dated March 15, 2007 between our company and Sanibel Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
(21)	Subsidiaries
General Gold Corporation, a Nevada company
(31)	Section 302 Certification
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)
(32)	Section 906 Certification
32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION
(Registrant)
Dated: December ____, 2009	/s/ Stephen Parent
Stephen Parent
Chief Executive Officer and President
(Principal Executive Officer)
Dated: December _____, 2009	/S/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)