Form 10-K/A
period 2009-04-30
GENERAL METALS CORP
filed 2009-12-23
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

Amendment No. 1

———————

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

———————

General Metals Corporation

(Exact name of registrant as specified in its charter)

———————

Delaware	000-30230	65-0488983
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

615 Sierra Rose Drive, Suite 1, Reno, NV     89511

(Address of principal executive offices)     (Zip Code)

775-583-4636

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

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

Yes ☐  No ☑

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

212,689,225 shares of common stock issued & outstanding as of August 10, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends General Metals Corporation’s Annual Report on Form 10-K for the year ended April 30, 2009 (the “Form 10-K”), as filed with the Securities and Exchange Commission on August 13, 2009, and is being filed solely to furnish the consent of Mark Bailey & Company as an exhibit.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K. Please refer to the Company’s Current Reports on Form 8-K and originally filed Form 10-K for the period ended April 30, 2009 for such subsequent events or transactions.

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

10.11	Agreement dated February 10, 2009 between our company and Nevada Agency & Trust Company (incorporated by reference from our Current Report on Form 8-K filed on February 24, 2009).
10.12	Contract between our company and Stephen Tandon and Emanual Suchefort dated April 13, 2009 (incorporated by reference from our Current Report on Form 8-K filed on June 29, 2009).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
(21)	Subsidiaries
General Gold Corporation, a Nevada company
(23)	Consent
23.1*	Consent of Mark Bailey & Company
(31)	Section 302 Certification
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002.
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002

———————

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION

Date:	December 21, 2009	/s/ STEPHEN PARENT
Stephen Parent President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	December 21, 2009	/s/ DANIEL J. FORBUSH
Daniel J. Forbush Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN PARENT	President, Chief Executive Officer and Director	December 21, 2009
Stephen Parent

/s/ DANIEL J. FORBUSH	Chief Financial Officer and Director	December 21, 2009
Daniel J. Forbush

/s/s LARRY MAX BIGLER	Director	December 21, 2009
Larry Max Bigler

/s/ DAVID SALARI	Director	December 21, 2009
David Salari