Form 10-Q/A
period 2008-10-30
GENERAL METALS CORP
filed 2010-01-20
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A No. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (the “Amendment”) amends General Metals Corporation’s Quarterly Report on Form 10-Q/A Amendment No 1 for the quarter ended October 31, 2008 (the “Form 10-Q/A”), as filed with the Securities and Exchange Commission on December 18, 2009, and is being filed solely to correct the certifications that were submitted as exhibits attached hereto.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 1 of the Form 10-Q in this Amendment. However, there have been no changes to the text of such item.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the filing of the original Form 10-Q or Form 10-Q/A. Please refer to the Company’s Current Reports on Forms 8-K and Form 10-K for the period ended April 30, 2009 for such subsequent events or transactions.

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

As of October 31, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

GENERAL METALS CORPORATION
(Registrant)
Dated: January 15, 2010	By:	/s/ Stephen Parent
Stephen Parent
Chief Executive Officer and President
(Principal Executive Officer)

Dated: January 15, 2010		/S/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)