Form 10-Q/A
period 2009-01-31
GENERAL METALS CORP
filed 2010-01-20
CIK 1060910

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (the “Amendment”) amends General Metals Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on December 22, 2008, and is being filed solely  to correct the certifications that were submitted as exhibits attached hereto and to restate   Item 4T to indicate that our disclosure controls were not effective.

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

As of January 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

GENERAL METALS CORPORATION
(Registrant)
Dated: January 15, 2010	/s/ Stephen Parent
Stephen Parent
Chief Executive Officer and President
(Principal Executive Officer)
Dated: January 15, 2010	/S/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)