Form 10-Q/A
period 2009-07-31
GENERAL METALS CORP
filed 2010-01-20
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

Amendment No.  2

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

EXPLANATORY NOTE

This Amendment No.  2 to our Quarterly Report on Form 10-Q /A Amendment No. 1 for the three months ended July 31, 2009 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q /A Amendment 1 for the three months ended July 31, 2009, filed with the Securities and Exchange Commission on December 11, 2009 (the “ Amended 10-Q”). This Amended 10-Q amends the Amended 10-Q solely to furnish the information required by Items 307 and 308(c) of Regulation S-K. Except for the restatement of Item 4T, no other information has changed from our Amended 10-Q filing.

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