Form 10-Q
period 2010-01-31
GENERAL METALS CORP
filed 2010-03-22
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to____________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☐ YES   ☑ NO

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

219,021,625 common shares issued and outstanding as of March 17, 2010.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheets

	January 31,	April 30
	2010	2009
ASSETS
Current assets
Short-term investments	$355,895	$1,275,000
Prepaid expenses	48,906	379,019
Other receivables	21,733	237,500
Other current assets	-	245

Total current assets	426,534	1,891,764

Other assets
Land	67,742	67,767
Mineral property	613,941	613,941
Property and equipment, net	24,633	25,733
Other assets	37,800	17,444

Total other assets	744,116	724,885

Total assets	$1,170,650	$2,616,649
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Cash deficit	$263	$20,057
Notes payable, current portion	106,654	2,898
Accounts payable	442,482	429,355
Accrued liabilities	120,325	216,974
Liabilities to related parties	91,298	36,073
Loan from related parties	33,800	33,680

Total current liabilities	794,822	739,037

Long-term liabilities
Notes payable, net of current portion	42,946	44,143

Total long-term liabilities	42,946	44,143

Total liabilities	837,768	783,180

Commitments and Contingencies

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	-	-

Common stock, authorized 220,000,000 shares, par value $0.001, issued and outstanding on January 31, 2010 and April 30, 2009 is 219,021,625 and 168,183,494 respectively	219,022	168,184

Additional paid-in capital	9,421,530	7,974,740
Subscriptions (receivable)	(44,137)	(151,012)
Accumulated other comprehensive income/(loss)	(1,130,461)	25,000
Accumulated deficit during exploration stage	(8,133,072)	(6,183,443)

Total stockholders' equity	332,882	1,833,469

Total liabilities and stockholders' equity	$1,170,650	$2,616,649

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

					March 15, 2006
					(Inception)
	Three Months Ended January 31,		Nine Months Ended January 31,		to January 31,
	2010	2009	2010	2009	2010
Revenue	$-	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	2,270	1,608	5,668	4,824	22,983
General and administrative	121,818	(20,465)	191,207	82,666	1,316,816
Management and consulting	117,330	347,360	820,724	691,033	5,092,493
Exploration and development	331,239	45,643	761,470	783,419	2,413,980
Professional fees	36,937	26,898	163,748	76,094	525,164

Total expenses	609,594	401,044	1,942,817	1,638,036	9,371,436

(Loss) from operations	(609,594)	(401,044)	(1,942,817)	(1,638,036)	(9,371,436)

Other income (expenses)
Interest expense	(1,287)	(57)	(4,906)	(12,823)	(21,009)
Gain on sale of mineral properties	-	-	-	1,249,072	1,249,072
Realized (loss) on sale of investments	-	-	(1,906)	-	(1,906)
Other income	-	2,500	-	2,500	5,000
Gain on foreign currency exchange	-	-	-	-	7,207

Net (loss) before income taxes	(610,881)	(398,601)	(1,949,629)	(399,287)	(8,133,072)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(610,881)	$(398,601)	$(1,949,629)	$(399,287)	$(8,133,072)

Earnings per common share:
Basic & diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic & diluted	219,224,629	122,249,450	208,066,407	111,134,788

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity and Comprehensive Loss

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	Equity

Balance, April 30, 2005	31,354,400	$31,354	$450,523	$(127,500)	$(208,251)	-	$146,126

Cash Received for Subscriptions
Receivable				127,500			127,500
Common Stock Issued for Cash at $0.25
In Private Placement	44,000	44	4,956				5,000
Common Stock Issued for Cash at $0.125
In Private Placement	26,400	26	2,974				3,000
Common Stock Issued at $0.001 to
exercise lease agreement	5,500,000	5,500	530,350				535,850
Common Stock Issued for Cash at $0.125
In Private Placement	2,782,450	2,782	313,406				316,188
Common Stock Issued in Reorganization	8,436,541	8,437	(787,983)		208,251		(571,295)
Common Stock Issued to Convert Debt at
0.0185 as Agreed in February 2005	22,034,546	22,035	591,998				614,033
Common Stock Issued as Incentive	550,000	550	(50)				500
Common Stock Returned and Cancelled	(550,000)	(550)	50				(500)
Common Stock Issued in Exercise of
Warrants at $0.25	702,900	703	159,047				159,750
Net (Loss)					(637,068)		(637,068)
Balance, April 30, 2006	70,881,237	70,881	1,265,271	-	(637,068)	-	699,084

Deposit received on Private Placement				76,000			76,000
Common Stock Issued in Exercise of
Warrants at $0.25	110,000	110	24,890				25,000
Common Stock Issued for Cash at $0.125
In Private Placement	440,000	440	49,560	(50,000)			-
Common Stock Issued for Service at
$0.125 per share	158,400	158	17,842				18,000
Common Stock Issued for Purchase of
fixed asset at $0.075	220,000	220	14,780				15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052				11,216
Common Stock Issued for Services at
$0.075 per share	330,000	330	22,170				22,500
Common Stock Issued to Convert Debt
$0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.075
In Private Placement	3,770,063	3,770	253,280	(163,800)			93,250
Common Stock Issued for Cash at $0.075
For Exploration Rights	1,100,000	1,100	249,828				250,928
Common Stock Issued for Cash at $0.075
For Employee Incentive	275,000	275	18,475				18,750
Common Stock Issued for Cash at $0.125
In Private Placement	2,332,000	2,332	262,668				265,000
Common Stock Issued for Cash at $0.125
In Private Placement	363,440	363	40,937	(41,300)			-
Cash Received for Subscriptions
Receivable				137,800			137,800
Stock-based compensation expense			1,447,734				1,447,734
Net (Loss)					(2,087,666)		(2,087,666)

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	Equity

Balance, April 30, 2007	80,657,967	80,656	3,712,974	(41,300)	(2,724,734)	-	1,027,596

Common Stock issued to convert Debt at
$0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.125
In Private Placement	667,040	667	75,133				75,800
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.075	2,520,979	2,522	157,243				159,765
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	654,500	655	118,345				119,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.125	44,000	44	4,956				5,000
Common Stock Issued for purchase of
asset at $0.125	132,000	132	14,868				15,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	216,000	216	42,984				43,200
Common Stock Issued for Cash at $0.125
In Private Placement	52,470	53	6,506				6,559
Cash Received for Subscriptions
Receivable				50,300			50,300
Common Stock Issued for Cash at $0.20
In Private Placement	2,503,000	2,503	484,497	(160,000)			327,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.07	733,334	733	49,267				50,000
Common Stock Issued for Cash at $0.15
In Private Placement	900,000	900	134,100	(35,000)			100,000
Cash Received for Subscriptions
Receivable				151,000			151,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.068	146,667	147	9,853				10,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.10	110,000	110	7,390				7,500
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	176,000	176	19,824				20,000
Common Stock Issued for services to the
advisory board at $0.15	2,000,000	2,000	298,000				300,000
Common Stock Issued for Cash at $0.15
In Private Placement	100,000	100	14,900				15,000
Common Stock Issued in Exercise of Share
Purchase warrants at $0.075	86,667	87	8,913	(9,000)			-
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	2,200	2	248				250
Common Stock Issued for Cash at $0.20
In Private Placement	590,000	590	58,410				59,000
Common Shares issued for Cash at $0.15
In Private Placement	44,299	44	6,601				6,645
Common Stock Issued in Exercise of
Share Purchase warrants at $0.068	146,300	147	9,853				10,000
Common Stock Issued for services
at $ 0.125	100,000	100	12,400				12,500
Common Stock Issued for Cash at $0.20
In Private Placement	100,000	100	9,900				10,000
Common Stock Issued for Cash at $0.05
In Private Placement	400,000	400	19,600				20,000
Common Stock Issued in Exercise
of Share Purchase warrants at $0.05	275,000	275	13,475				13,750
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	29,412	30	2,470				2,500
Cash Received for Subscriptions
Receivable				38,500			38,500
Stock-based compensation expense			139,333				139,333
Net (Loss)					(1,982,382)		(1,982,382)

	Common Stock			Stock	(Deficit) Accumulated During	Accumulated Other
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	Equity

Balance, April 30, 2008	93,901,168	$93,902	$5,466,530	$(5,500)	$(4,707,116)	$-	$847,816

Common Stock Issued for Cash at $0.14
In Private Placement	7,000,000	7,000	93,000	(95,000)			5,000
Common Stock Issued for Cash at $0.15
In Private Placement	2,000,000	2,000	28,000	(14,387)			15,613
Common Stock Issued for Cash at $0.18
In Private Placement	1,000,000	1,000	16,500				17,500
Common Stock Issued for Cash at $0.2
In Private Placement	8,400,000	8,400	159,600	(15,000)			153,000
Common Stock Issued for Cash at $0.25
In Private Placement	2,502,000	2,502	59,998	(1,000)			61,500
Common Stock Issued for Cash at $0.05
In Private Placement	8,274,000	8,274	380,326	(34,000)			354,600
Common Stock Issued for Cash at $0.075
In Private Placement	870,000	870	64,280				65,150
Common Stock Issued for Cash at $0.10
In Private Placement	150,000	150	14,850				15,000
Common Stock Issued for Cash at $0.15
In Private Placement	416,000	416	30,784				31,200
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	33,930	34	2,841	(625)			2,250
Common Stock Issued for services
at $0.017	750,000	750	12,250				13,000
Common Stock Issued for services
at $0.02	3,500,000	3,500	66,500				70,000
Common Stock Issued for services
at $0.021	4,250,000	4,250	85,000				89,250
Common Stock Issued for services
at $0.024	2,500,000	2,500	57,500				60,000
Common Stock Issued for services
at $0.025	1,000,000	1,000	24,000				25,000
Common Stock Issued for services
at $0.029	581,396	581	20,326				20,907
Common Stock Issued for services
at $0.03	10,000,000	10,000	290,000				300,000
Common Stock Issued for services
at $0.036	11,000,000	11,000	385,000				396,000
Common Stock Issued for services
at $0.05	3,100,000	3,100	151,900				155,000
Common Stock Issued for services
at $0.075	838,000	838	61,912				62,750
Common Stock Issued for services
at $0.08	4,147,000	4,147	327,613				331,760
Common Stock Issued for services
at $0.086	2,000,000	2,000	170,000				172,000
Common Stock Issued for services
at $0.10	150,000	150	14,850				15,000
Cancellation of Issued Common Stock
due to non-payment on receivable	(180,000)	(180)	(8,820)	9,000			-
Cash Received for Subscriptions
Receivable				5,500			5,500
Unrealized Gain/(Loss) on Available-for-sale						25,000
Securities (net of tax)
Net (Loss)					(1,476,327)
Total comprehensive income (loss)							(1,451,327)

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	Equity

Balance, April 30, 2009	168,183,494	168,184	7,974,740	(151,012)	(6,183,443)	25,000	1,833,469

Common Stock Issued for Cash at $0.15
In Private Placement	17,561,665	17,562	245,863	(16,250)			247,175
Common Stock Issued for Cash at $0.02
In Private Placement	1,605,000	1,605	30,495	(1,700)			30,400
Common Stock Issued for Cash at $0.022
In Private Placement	3,050,000	3,050	64,710	-			67,760
Common Stock Issued for Cash at $0.025
In Private Placement	700,000	700	16,800	-			17,500
Common Stock Issued for Cash at $0..033
In Private Placement	300,000	300	9,700	-			10,000
Common Stock Issued for Cash at $0..035
In Private Placement	240,000	240	8,160	-			8,400
Common Stock Issued for Cash at $0..04
In Private Placement	1,125,000	1,125	43,875	(12,900)			32,100
Common Stock Issued for Cash at $0..045
In Private Placement	7,047,300	7,048	310,100	(30,422)			286,726
Common Stock Issued for Cash at $0..05
In Private Placement	1,090,000	1,090	53,410				54,500
Common Stock Issued for services
at $0.02	1,000,000	1,000	19,000				20,000
Common Stock Issued for services
at $0.028	8,400,000	8,400	226,800				235,200
Common Stock Issued for services
at $0.032	1,500,000	1,500	46,500				48,000
Common Stock Issued for services
at $0.035	12,500	12	428				440
Common Stock Issued for services
at $0.047	100,000	100	4,600				4,700
Common Stock Issued for services
at $0.050	750,000	750	36,750				37,500
Common Stock Issued for services
at $0.065	60,000	60	3,840				3,900
Common Stock Issued for services
at $0.083	66,666	67	5,433				5,500
Common Stock Issued for Cash at $0..035
In Private Placement	314,300	314	10,686				11,000
Common Stock Issued for Cash at $0..045
In Private Placement	2,872,400	2,872	126,358	(10,000)			119,230
Common Stock Issued for services
at $0.041	1,850,000	1,850	74,000				75,850
Common Stock Issued for services
at $0.050	250,000	250	12,250				12,500
Cash Received for Subscriptions
Receivable				110,000			110,000
Common Stock Issued for Cash at $0.05
In Private Placement	440,000	440	21,560				22,000
Common Stock Issued for settlement
of lawsuit at $0.05	1,000,000	1,000	49,000				50,000
Common Stock Issued for services
previously unrendered at $0.139	500,000	500	69,000				69,500
Cancellation of Issued Common Stock
due to non-payment on receivable	(996,700)	(997)	(42,528)	43,525			-
Cash Received for Subscriptions
Receivable				24,622			24,622
Unrealized Gain/(Loss) on Available-for-sale						(1,155,461)
Securities (net of tax)
Net (Loss)					(1,949,629)
Total comprehensive income(loss)							(3,105,090)
Balance, January 31, 2010	219,021,625	219,022	9,421,530	(44,137)	(8,133,072)	(1,130,461)	332,882

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Unaudited Condensed Consolidated Statements of Cash Flows

			March 15, 2006
			(Inception)
	Nine months ended January 31,		to January 31,
	2010	2009	2010
Operating activities
Net loss	$(1,949,629)	$(399,287)	$(8,133,072)
Adjustments to reconcile net loss
Stock issued for services	724,048	677,091	2,786,128
Stock issued for payment of interest on debt	-	12,750	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	1,906	-	1,906
Gain on sale of mineral property	-	(1,249,072)	(1,249,072)
Depreciation and amortization	5,668	4,824	22,983
Stock-based compensation	-	-	1,587,067
Impairment of long-lived assets	-	-	17,500
Other assets
(Increase)/decrease in other current assets	(21,486)	-	(21,731)
(Increase)/decrease in prepaid expenses	(11,777)	13,261	(23,362)
Increase/(decrease) in accounts payable	38,352	286,587	503,780
Increase/(decrease) in accrued liabilities	115,455	53,790	332,429

Net cash used by operating activities	(1,097,463)	(600,057)	(4,116,460)

Investment activities
Investments:
Purchases	(1,356)	-	(1,356)
Proceeds	594	-	594
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	(2,563)	-	(2,563)
Deposit on water rights	(800)	-	(800)
Deposit on reclamation bond	(16,994)	-	(34,438)
Proceeds from sale of mineral property	-	12,500	12,500
Purchase of land	25	-	(67,742)
Purchase of equipment	(4,568)	-	(17,616)

Net cash used by investment activities	(25,662)	12,500	(207,012)

Financing activities
Proceeds from loans from related parties	5,000	11,800	101,864
Repayments of loans from related parties	(4,880)	-	(33,064)
Proceeds from issuance of debt	102,800	-	149,841
Repayments of debt	(1,414)	-	(1,414)
Proceeds from the sale of stock	1,041,413	560,199	4,105,982

Net cash provided by financing activities	1,142,919	571,999	4,323,209

Net increase / (decrease) in cash	19,794	(15,558)	(263)

Cash, beginning of period	(20,057)	17,600	-

Cash, end of period	$(263)	$2,042	$(263)

Supplemental Information:
Interest paid	$4,906	$56	$8,259
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$40,375	$536,945	$40,375
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$12,750	$12,750
Stock issued as reduction of accrued expenses	$150,000	$-	$150,000
Stock issued as reduction of contingent liability	$50,000	$-	$50,000

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2010, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 audited financial statements.  The results of operations for the period ended January 31, 2010 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the nine months ended January 31, 2010.  For additional details for all stock transaction please see the accompanying consolidated statement of changes in stockholders’ equity.

During the three months ended July 31, 2009 we issued a total of 32,718,965 shares in exchange for cash totaling $815,833 in private placement transactions. We also issued 8,050,000 shares of common stock at $0.028 per share totaling $225,400 to officers and directors, and employees. Of this amount, $150,000 was accrued as of April 30, 2009 with the excess fair value of $75,400 being recognized as management and consulting expense.

During the three months ended October 31, 2009, we issued a total of 3,186,700 shares in exchange for cash totaling $140,230 in private placement transactions. We also issued 2,100,000 shares in exchange for consulting services including accounting and geologic services.

During the three months ended January 31, 2010, we issued a total of 440,000 shares in exchange for cash totaling $22,000.  We also issued 1,000,000 shares for payment on accrued liabilities due to a contingent liability in the case of Pompano v General Metals Corporation. In addition, we re-issued 500,000 shares for consulting and advertisement services rendered by Wall Street Reporter, Inc. In addition, we canceled 996,700 shares due to non-payment on private placement subscriptions at a total price of $43,525.

In addition, we received $134,622 due on subscription receivables outstanding from the period ended April 30, 2009. Additional unpaid subscriptions have been entered during the nine months ended January 31, 2010 leaving a balance of $44,137 which remains outstanding as of that date.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of January 31, 2010:

	Level 1	Level 2	Level 3	Total
Marketable equity securities	$355,895	$––	$––	$355,895
Total assets measured at fair value on recurring basis	$355,895	$––	$––	$355,895

NOTE 5 – SIGNIFICANT EVENTS

Outstanding warrants

During the three months ended October 31, 2009, Management issued shares in private placements with accredited investors. In addition, Management identified total warrants outstanding of approximately 4.1 million, where one warrant is exercisable into one share of common stock. On September 10, 2009, the Company issued shares at which point the total number of warrants outstanding exceeded the total number of shares available in conjunction with the total number of authorized shares of the company if every warrant were to be exercised, which would require liability reclassification from equity.  Management evaluated the estimated fair market value of these warrants at that date and again at January 31, 2010 using a Black-Scholes Pricing model and noted that the total value of the shares and the change in the fair value between September 10, 2009 and January 31, 2010, due to decline in our stock price and the remaining term of the warrants, were immaterial to the financial statements.

Short-term note payable

During the three months ended January 31, 2010, management entered into a private placement agreement with a shareholder in the amount of $102,800 including a provision that the shares will be issued after the approval of the proposed increase in the authorized shares at the upcoming annual shareholder meeting of the Company. This amount has been recorded as a short term liability.

Resignation of President and Director

On January 28, 2010, Stephen Parent resigned as President and Chief Executive Officer of General Metals Corporation and as a member of the Board of Directors and accepted a position on the Company’s Board of Advisors. Mr. Robert G Carrington was appointed to the Board of Directors and installed as interim President and of the Company as such Mr Carrington becomes the Principal Executive Officer.

NOTE 6 – SUBSEQUENT EVENTS

We evaluated subsequent events through March 22, 2010, which is the date the financial statements were issued. We are not aware of any significant events which occurred subsequent to the balance sheet date but prior to March 22, 2010, that would have a material impact on our financial statements.

NOTE 7 – RELATED PARTY

Our Interim CEO and President provides and has provided ongoing contract geologic services to the Company on an "as needed basis". During the nine months ended January 31, 2010, the Company paid Mr. Carrington $24,739 for services rendered during the preceding fiscal year. In addition, as of January 31, 2010, the Company has accrued $74,000 for services rendered during both the current and preceding fiscal years No payments have been made against this debt as of the report date. Mr. Carrington bills the Company at the rate of $550 per day plus expenses.  Mr. Carrington does not charge the Company for services related to his position as President. Mr. Carrington is also a member of Gold Range LLC from whom the Company acquired the lease rights to the Independence mineral property which includes an 1% net smelter royalty of the Independence project.

Daniel J. Forbush, Chief Financial Officer and Director during the periods included in this report, is the principal in the public accounting firm, Forbush and Associates.  The Company engaged the firm to perform accounting and bookkeeping services including the research and financial statement preparation to restate each quarterly 10-Q for the fiscal year ended April 30, 2009 as well as the restatement of the financial statements for the year ended April 30, 2008.  Forbush and Associates was paid $57,540 for those services and is still owed $7,350 as of January 31, 2010.  In addition, Forbush and Associates provided health insurance coverage for the President and Chief Financial Officer up to December 31, 2009.  The firm was reimbursed $31,400 for this coverage.  An additional liability for health insurance is included in the financial statements of the Company in the amount of $3,330.  Forbush and Associates was also reimbursed $22,851 during the nine months ended January 31, 2010 for expenses paid by the firm on behalf of the Company. The Company owes $5,619 at January 31, 2010 to Forbush and Associates for additional reimbursable expenses.

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

The continuation of our company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed which is dependent upon the Company receiving shareholder approval for an increase in the number of authorized shares. In this regard we have raised additional capital through equity offerings and loan transactions.  We have been successful in structuring deals in which expenses are paid through the issuances of common shares.  In addition, we have raised additional funds and expect to continue to raise additional funds through private placement equity offerings sufficient to fund our current plan of operations.

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

The Wilson-Independence project is wholly owned by our company through our subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement we were required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials. This expenditure requirement was fulfilled prior to the year ended April 30, 2008, as we expended approximately $760,000 through that date.  During the year ended April, 30, 2009, we spent approximately $995,000 on exploration and development including the initiation of the permitting process. Through the nine months ended January 31, 2010, we spent an additional $761,000 in drilling and permitting of the Independence project.

The term of the lease is for a period of 20 years commencing October 1, 2005. There is a production royalty payable for the sale of all gold, silver or platinum based upon the average daily price of gold on the London Metal Exchange as follows: 3% when the price of gold per ounce is less than $375, 4% when the price of gold per ounce is between $375 and $475 and 5% when the price of gold is over $475. There is also a production royalty of 3% payable on the sale of all substances other than gold, silver and platinum.  We have the option to purchase the property thereby eliminating the royalty for $3.0 million within 10 years of the date the lease commenced provided all obligations have been met.  Gold Range LLC retains a 1% overriding royalty on the Independence project.

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

During the quarter months ended October 31, 2009, our company:

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

2.
collected and delivered two bulk samples of surface oxide mineralization for metallurgical testing including column leach tests at the Independence. The samples were collected under the supervision of personnel from McClelland Laboratories Inc. (McClelland) of Sparks, Nevada. Each sample weighed approximately 2 1/2 tons and both samples have been delivered to McClelland for processing.

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

Table 1. Gold and Silver Recovery Independence Bottle Roll Tests

		Au	Ag
	Feed Size	Recovery, %	Recovery, %
Composite
Sample #1 (Hill Zone)	2"	82.5	22.2
Sample #1 (Hill Zone)	1"	84.2	23.1
Sample #1 (Hill Zone)	1/2"	81	21.4
Sample #1 (Hill Zone)	10M	82.2	48.1
Average		82.5	28.7
Sample #2 (South Zone)	2"	63	22.2
Sample #2 (South Zone)	1"	58.8	27.6
Sample #2 (South Zone)	1/2"	61.1	30.8
Sample #2 (South Zone)	10M	63.6	54.7
Average		61.6	33.8

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

During the three months ended January 31, 2010, we:

1.
successfully completed the Company's 2009 - 2010 drilling program of 12,895 feet in 44 drill holes. This drilling program augmented our drilling and added drill density to the Hill Zone area to confirm continuity of grade.  Results of the program will be released as pending final assays are received, reviewed and interpreted.

2.	announced the significant intercepts contained in holes GM 85, 86, 87, 88, 89, 90, 91, 92, 95, and 99.

3.
announced that, in keeping with its historic and ongoing efforts to maximize shareholder value, it has been reviewing highly qualified candidates to transition the Company from its current status as a junior explorer to an effective and profitable producing company. To facilitate this transition, Steve Parent has joined the Company's Advisory Board and stepped down from the Board of Directors and as President and CEO. The Board of Directors has appointed Robert Carrington to the Board of Directors and as interim President to assist in the transition.

North Target

Located at the north end of the Independence claim block, the North target is a shallow low grade occurrence situated approximately 1,200 ft SE of the Sunshine pit. The North target is based on 11 drill holes with a nominal spacing of 380 ft defining a mineralized area approximately 1000 ft by 470 ft. Gold mineralization occurs in a granitic host rock and extends from the surface to 250 ft. Average gold intercept values range from 0.01 opt to 0.026 opt and mineralization is open to the north, east, south and at depth. The BLM permit was amended in April of 2008 to allow drilling of 36 RC drill holes to confirm and define the extent of the gold mineralization.  Drilling is scheduled for later in 2010.

Plan of Operations- Permitting and Development Program

During the next twelve months, our company is undertaking an aggressive program to rapidly move the Independence project toward production.  We anticipate being able to secure necessary studies and permits to allow us to proceed to production in the near term.  We have already initiated work to complete a current, independent, technical report and resource calculation to be compliant with Canadian National Instrument 43-101.  We anticipate this report will be completed by mid year. This report will not meet SEC Industry Guide 7 guidelines but will provide information in a familiar format for our Canadian and European investors.
We anticipate initially mining the Hill Zone and are completing all necessary work to be able to finalize permits to allow us to begin there.  Additional drilling and assaying planned to further delineate the Hill Zone mineralization will allow us to maximize our cash flows early in the production cycle.

The following budget outline presents the anticipated and necessary expenditures for the next twelve month period to move the Independence Project forward to the brink of production in the coming twelve months.

Direct exploration and development costs
Hill zone drilling program	$600,000
North zone drilling program	500,000
Core drilling program	500,000
Metallurgical testing programs	445,000
Additional permitting costs	500,000
Report completion costs	30,000

Total direct exploration and development costs	2,575,000

Indirect costs
Office rent and other operating expenses	100,000
Wages and salaries and payroll related expenses	200,000
Insurance expenses	40,000
Other general and administrative expenses	55,000
Legal expenses	30,000

Total indirect costs	425,000

Total budget for the next twelve months	$3,000,000

Liquidity and Capital Requirements

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending January 31, 2011.  However our company is always evaluating precious metal property acquisitions and may complete an acquisition of acceptable properties at any time.

General and Administrative/Management and Consulting Expenses

We expect to spend $425,000 during the twelve-month period ending January 31, 2011 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Exploration and Development

The exploration and development program currently being executed by our company includes the beginning of the permitting process to move the Independence Project toward production. We expect to expedite this process which will require additional funds of approximately $3.0 million over the next twelve months, exclusive of any acquisition or exploration costs.

Corporate Offices

Our principal business offices are located at 615 Sierra Rose Drive, Suite 1, Reno, NV  89511.  We currently lease our space at an annual cost of $33,000.  We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

On April 28, 2009, we purchased a 480 acre of private land which will be used for mineral processing, equipment storage and maintenance.  The full purchase price was $67,767 with 30% down and the balance by way of seller financing at 10% per annum for a period of 10 years with quarterly payments of $1,874 amortized over 10 years and no pre-payment penalty. Legal Description: Township 30 North, Range 43 East, M.D.M., Section 17 N/2, SW/4 comprising 480 acres.

Employees

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource services as needed.  As at January 31, 2010, our only employees were our officers. Mr. Carrington does not charge the Company for services related to his position as President.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2009 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Results of Operations – Three Months Ended January 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2010 which are included herein.

Our operating results for the three months ended January 31, 2010, for the three months ended January 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended January 31
	2010		2009		Change

Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$609,594		$401,044		$208,550
Net (loss)		$(610,881)		$(398,601)		$(212,280)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The increase in net loss from the period ended January 31, 2009 to January 31, 2010 relates primarily to the drilling program which was completed during the quarter this year compared with no program in the same quarter last year.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the three months ended January 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended January 31
	2010	2009	Change
Depreciation and amortization	$2,270	$1,608	$662
General and administrative	$121,818	$(20,465)	$142,283
Management and consulting	$117,330	$347,360	$(230,030)
Exploration and development	$331,239	$45,643	$285,596
Professional fees	$36,937	$26,898	$10,039

The increase in operating expenses for the three months ended January 31, 2010, compared to the same period in fiscal 2009, was mainly due to an increase in exploration costs of $285,596  from the drilling program which was completed during the quarter this year and an increase in general and administrative expenses because a business consulting contract previously expensed was cancelled in the period of 2009.

Nine Months Ended January 31, 2010  and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2010 which are included herein.

Our operating results for the nine months ended January 31, 2010, for the nine months ended January  31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended January 31
	2010		2009		Change

Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$1,942,817		$1,638,036		$(304,781)
Net loss		$(1,949,629)		$(399,287)		$(1,550,342)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The increase in net loss from the period ended January 31, 2010 over January 31, 2009 relates primarily to the sale of the Ghana Mining Concession for $1.5 million in October of 2008. We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the nine months ended January 31, 2010 and 2009 are outlined in the table below:

	Nine Months Ended January 31
	2010	2009	Change
Depreciation and amortization	$5,668	$4,824	$844
General and administrative	$191,207	$82,666	$108,541
Management and consulting	$820,724	$691,033	$129,691
Exploration and development	$761,470	$783,489	$(22,019)
Professional fees	$163,748	$76,094	$87,654

The increase in operating expenses for the nine months ended January 31, 2010 , compared to the same period in fiscal 2009, was mainly due to an increase in general and administrative expenses related to costs of stock awards to management, an increase in management and consulting fees related solely to management consulting agreements and an increase in professional fees related to the restatement of the financial Statements as filed in the amended Forms 10-Q for the quarters ended July 31, 2008, October 31, 2008 and January 31, 2009 and the finaicial statements for the year ended April 30, 2008

We have focused our energy during this fiscal year to date on furthering the permitting process with all charges being classified as development pushing the project ever closer to production.  In the nine months ended January 31, 2010, we were engaged in a significant drilling program which resulted in the delineation of the Hill zone r. We increased our business development efforts as well as our investor awareness campaigns causing the significant increase in the management and consulting costs of the Company in the current quarter and nine month period.  We anticipate that the management and consulting costs will decrease year over year in the future due to the reduction consulting services paid for through the issuance of stock and the excess fair value of shares issued to management in exchange for accrued payroll from the year ended April 30, 2009.

Liquidity and Financial Condition

Working Capital

	January 31, 2010	April 30, 2009	Change
Current assets	$426,534	$1,891,764	$(1,465,230)
Current liabilities	$794,822	$739,037	$(55,785)
Working Capital	$(368,288)	$1,152,727	$(1,521,015)

Cashflow

	Nine Months Ended January 31
	2010	2009	Change
Net cash used in operating activities	$(1,343,629)	$(600,057)	$(743,572)
Net cash provided (used) in investing activities	$(25,662)	$12,500	$(38,162)
Net cash provided by financing activities	$1,142,919	$571,999	$570,920
Net increase (decrease) in cash during period	$19,794	$(15,558)	$35,352

Our total assets at January 31, 2010 were $1,170,650 . Our financial statements report a net loss of $610,881 for the three months ended January 31, 2010, a net loss of $1,949,629 for the nine months ended January 31, 2010, and a net loss of $8,133,072 for the period from March 15, 2006 (date of inception) to January 31, 2010 . We had a cash deficit of $263 as of January 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.  We have been successful in structuring deals in which expenses are paid for through the issuances of common shares.  In addition, we have raised additional funds and expect to continue to raise additional funds through private placement equity offerings sufficient to fund our current plan of operations subject to the Company receiving shareholder approval for an increase in the number of authorized shares.

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

As of January 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us which is dependent upon the Company receiving shareholder approval for an increase in the number of authorized shares. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides additional information for certain stock transactions that occurred during the three months ended January 31, 2010.  For additional details for all stock transaction please see the accompanying consolidated statement of changes in stockholders’ equity.

During the three months ended July 31, 2009 we issued a total of 32,718,965 shares in exchange for cash totaling $815,833 in private placement transactions. We also issued 8,050,000 shares of common stock at $0.028 per share totaling $225,400 to officers and directors, and employees. Of this amount, $150,000 was accrued as of April 30, 2009 with the excess fair value of $75,400 being recognized as management and consulting expense.

During the three months ended October 31, 2009, we issued a total of 3,186,700 shares in exchange for cash totaling $140,230 in private placement transactions. We also issued 2,100,000 shares in exchange for consulting services including accounting and geologic services.

During the three months ended January 31, 2010, we issued a total of 440,000 shares in exchange for cash totaling $22,000.  We also issued 1,000,000 shares for payment on accrued liabilities due to a contingent liability in the case of Pompano v General Metals Corporation. In addition, we re-issued 500,000 shares for consulting and advertisement services rendered by Wall Street Reporter, Inc. In addition, we canceled 996,700 shares due to non-payment on private placement subscriptions at a total price of $43,525.

In addition, we received $134,622 due on subscription receivables outstanding from the period ended April 30, 2009. Additional unpaid subscriptions have been entered during the nine months ended January 31, 2010 leaving a balance of $44,137 which remains outstanding as of that date.
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

GENERAL METALS CORPORATION
(Registrant)

Dated: March 22, 2010	/s/ Robert G. Carrington
Robert G. Carrington
President
(Principal Executive Officer)

Dated: March 22, 2010	/S/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)