Form 10-K
period 2010-04-30
GENERAL METALS CORP
filed 2010-08-13
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from   ______________________  to    ______________________

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
Yes ☐ No☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2009 was $11,743,255 based on a $0.06 closing price for the Common Stock on October 30, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
219,821,625 shares of common stock issued & outstanding as of August 11, 2010

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

Item 1.	Business	1

Item 1A.	Risk Factors	3

Item 2.	Properties	7

Item 3.	Legal Proceedings	10

Item 4.	Submissions of Matters to a Vote of Security Holders	10

Item 5.	Market for Common Equity and Related Stockholder Matters	11

Item 6.	Selected Financial Data	15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 8.	Financial Statements and Supplementary Data	26

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59

Item 9A (T).	Controls and Procedures	50

Item 9B.	Other Information	52

Item 10.	Directors, Executive Officers and Corporate Governance	53

Item 11.	Executive Compensation	59

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61

Item 13.	Certain Relationships and Related Transactions, and Director Independence	61

Item 14.	Principal Accountants Fees and Services	62

Item 15.	Exhibits, Financial Statement Schedules	63

i

PART I

ITEM 1.	BUSINESS

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

In April 2005, we acquired through the assignment of a lease certain unpatented mining claims located in the Battle Mountain District, Lander County, State of Nevada, as more particularly described in the lease, known also as the “Independence Mine”. In August 2007 we expanded the Independence Mine by adding four mining claims and 2 additional easements.  These claims cover the area where the existing cyanide decantation mill and operating facilities are currently sited and the area where the Pioneer haul road to and from the Sunshine pit crosses the Independence claims; specifically, Independence #1, #2, DC#83 and An Old Glory.  Since acquiring the lease, and additional mining claims and easements, our exploration and development activities have been focused on getting the Independence Mine into production.  See Item 2 Properties for a more detailed discussion.

The purchase price paid by us to Gold Range, LLC in consideration for the assignment of the lease was $75,000, 5,000,000 of our restricted common shares and a 1% net smelter return royalty payable to Gold Range, LLC in addition to other underlying net smelter return requirements.

On March 15, 2007, we acquired a 100% interest in Mikite Gold Resources, a Ghanaian corporation with exclusive exploration rights to the 150 square kilometer Nyinahin mining concession near Bibiani, Ghana. On October 31, 2008 we sold all of our interest in the Nyinahin mining concession for $500,000 in cash, and 2,000,000 restricted shares of common stock of Sunergy Inc.  On November 3, 2008, we received a partial payment of $12,500 due on the principal payment as noted under the agreement for the sale of the Nyinahin Mining. On December 5, 2008, we amended the agreement with Sunergy to allow for the remainder of the initial payment to be made on or before December 31, 2008.  On December 30, 2008, we accepted 500,000 freely tradable shares as a $250,000 payment on the purchase price in lieu of cash.  As of April 30, 2009, we received stock consideration from Sunergy as noted in the agreements above. On or about July 29, 2009, we entered into an agreement with Sunergy, Inc for the final terms for the sale of the Nyinahin Mining Concession to Sunergy.  Pursuant to the agreement with General Metals, as amended, the outstanding consideration payable by Sunergy consisted of 2,000,000 shares of common stock of Sunergy in satisfaction of $237,500, which was due on April 30, 2010.  Subsequent to April 30, 2010, General Metals sold its rights to collect the $237,500 or the 2,000,000 shares remaining outstanding on the agreement to third parties for $75,000.  The Company retains a 5% Net Smelter Return Royalty in the property.

In addition to the on-going development of the Independence Mine, we are continually seeking to acquire other mining claims, as our funding permits.

Competition

The mining industry is intensely competitive. We compete with numerous individuals and companies, including many major mining companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for access to funds. There are other competitors that have operations in the area and the presence of these competitors could adversely affect our ability to compete for financing and obtain the service providers, staff or equipment necessary for the exploration and exploitation of our properties.

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

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any definitive arrangements in place for any future equity financing.

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

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results may vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

There are several Federal and State governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada and the regulations of the Bureau of Land Management as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

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

Our constating documents authorize the issuance of 500,000,000 shares of common stock with a par value of $0.001 and 50,000,000 preferred shares with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

ITEM 2.              PROPERTIES

On April 28, 2009, we purchased a 480 acre of private land which will be used for mineral processing, equipment storage and maintenance.  The full purchase price was $67,767 with 30% down and the balance by way of seller. The financing carries an interest rate of 10% per annum for a period of 10 years with quarterly payments of $1,874 with no pre-payment penalty. Legal Description: Township 30 North, Range 43 East, M.D.M., Section 17 N/2, SW/4 comprising 480 acres.

Our principal business offices are located 615 Sierra Rose Drive, Suite 1, Reno, NV 89511. We currently lease our space at an annual cost of $32,256. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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

The Wilson-Independence project is wholly owned by General Metals though it subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement General Metals was required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials which expenditure was fulfilled prior to our fiscal year ended April 30, 2008.  During the year ended April, 30, 2010, we spent approximately $910,000 on exploration and development including the initiation of the permitting process.

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

We have the option to purchase the property for $3.0 million (which eliminates the royalty described above) within 10 years of the date the lease commenced provided all obligations have been met.

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

Independence Shallow Target

Promising shallow and near surface mineralization has been identified. The Shallow Target contains an oxide target hosted entirely in the Pumpernickel Formation. To date over 130 drill holes and roughly eight (8) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface/ shallow resources has been the lack of drilling information. .  In addition, review of the work done by those which held interests in the property previously has identified  a total of 8 shallow near surface mineralized targets on the property with 4 of those being north of the Canyon Fault and 3 others where no mining has been performed and minimal geologic sampling and drilling work completed.  To date, we spent over $1.0 million drilling sampling and evaluating these targets.  A report on the detailed review of these targets and the results of the exploration and development program follows in Item 7 Management's Discussion and Analysis or Plan of Operation.

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

ITEM 4.              [ REMOVED AND RESERVED ]

PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2010	$0.05	$0.03
January 31, 2010	$0.07	$0.04
October 31, 2009	$0.09	$0.04
July 31, 2009	$0.09	$0.02
April 30, 2009	$0.05	$0.02
January 31, 2009	$0.034	$0.012
October 31, 2008	$0.11	$0.025
July 31, 2008	$0.16	$0.071
April 30, 2008	$0.23	$0.09
January 31, 2008	$0.22	$0.14
October 31, 2007	$0.23	$0.12
July 31, 2007	$0.51	$0.20
April 30, 2007	$0.29	$0.082

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares of common stock are issued in registered form.  The registrar and transfer agent for our shares of common stock is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, NV 89501 (Telephone: 1-775-322 0626; Facsimile: 1-775-322 5623).On August 7, 2010, the list of stockholders for our shares of common stock showed 338 registered stockholders and 219,821,625 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on March 4, 1995.  There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock.  However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

We have no formal authorized Equity Compensation Plans.  The Board grants warrants and/or stock when it deems appropriate.  The following table provides a summary of the warrants outstanding, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of April 30, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Stephen Parent(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Robert Carrington(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul Wang (3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Daniel Forbush	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Salari	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Larry M. Bigler	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Parent resigned as President and a director January 28, 2010.
(2)	Mr. Carrington was appointed President and a director on January 28, 2010.
(3)	Mr. Wang was appointed a Director on March 11, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2010.

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

The table below summarized the issuance of shares during the year ended April 30, 2009
Description	# of shares

Cancellation of previously issued common stock	(180,000)
Common Stock Issued for Cash at $0.014 In Private Placement	7,000,000
Common Stock Issued for Cash at $0.015 In Private Placement	2,000,000
Common Stock Issued for Cash at $0.018 In Private Placement	1,000,000
Common Stock Issued for Cash at $0.02 In Private Placement	8,400,000
Common Stock Issued for Cash at $0.025 In Private Placement	2,502,000
Common Stock Issued for Cash at $0.05 In Private Placement	8,274,000
Common Stock Issued for Cash at $0.075 In Private Placement	870,000
Common Stock Issued for Cash at $0.10 In Private Placement	150,000
Common Stock Issued for Cash at $0.15 In Private Placement	416,000
Common Stock Issued for services at $0.017	750,000
Common Stock Issued for services at $0.02	3,500,000
Common Stock Issued for services at $0.021	4,250,000
Common Stock Issued for services at $0.024	2,500,000
Common Stock Issued for services at $0.025	1,000,000
Common Stock Issued for services at $0.029	581,396
Common Stock Issued for services at $0.03	10,000,000
Common Stock Issued for services at $0.036	11,000,000
Common Stock Issued for services at $0.05	3,100,000
Common Stock Issued for services at $0.075	838,000
Common Stock Issued for services at $0.08	4,147,000
Common Stock Issued for services at $0.086	2,000,000
Common Stock Issued for services at $0.10	150,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.085	33,930
Total	74,282,326

The table below summarized the issuance of shares during the year ended April 30, 2010

Description	# of shares
Common Stock Issued for Cash at $0.15 in Private Placement	17,561,665
Common Stock Issued for Cash at $0.02 in Private Placement	1,605,000
Common Stock Issued for Cash at $0.022 in Private Placement	3,050,000
Common Stock Issued for Cash at $0.025 in Private Placement	700,000
Common Stock Issued for Cash at $0.033 in Private Placement	300,000
Common Stock Issued for Cash at $0.035 in Private Placement	240,000
Common Stock Issued for Cash at $0.04 in Private Placement	1,125,000
Common Stock Issued for Cash at $0.045 in Private Placement	7,047,300
Common Stock Issued for Cash at $0.05 in Private Placement	1,090,000
Common Stock Issued for services at $0.02	1,000,000
Common Stock Issued for services at $0.028	8,400,000
Common Stock Issued for services at $0.032	1,500,000
Common Stock Issued for services at $0.035	12,500
Common Stock Issued for services at $0.047	100,000
Common Stock Issued for services at $0.050	750,000
Common Stock Issued for services at $0.065	60,000
Common Stock Issued for services at $0.083	66,666
Common Stock Issued for Cash at $0.035 in Private Placement	314,300
Common Stock Issued for Cash at $0.045 in Private Placement	2,872,400
Common Stock Issued for services at $0.041	1,850,000
Common Stock Issued for services at $0.050	250,000
Common Stock Issued for Cash at $0.05 in Private Placement	440,000
Common Stock Issued for settlement of lawsuit at $0.05	1,000,000
Common Stock Issued for services at $0.048	500,000
Cancellation of Issued Common Stock due to non-payment on receivable	(996,700)
Common Stock Issued for services at $0.043	300,000
Total	51,138,131

ITEM 6.              SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2010 and April 30, 2009 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Successes and Accomplishments Fiscal Year 2010

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

4.	secured Great Basin Pulps from the High Grade Independence Gold Skarn Target

5.
through analysis and modeling of the Noranda and Great Basin Gold drilling in the Independence Gold Skarn system, identified a target more than half a mile wide and three quarters of a mile long which contains three highly prospective structural / stratigraphic zones.

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

During the quarter ended January 31, 2010, we:

1.
successfully completed the Company's 2009 - 2010 drilling program of 12,895 feet in 44 drill holes. This drilling program augmented our drilling and added drill density to the Hill Zone area to confirm continuity of grade.  Results of the program will be released as pending final assays are received, reviewed and interpreted.

2.	the significant intercepts contained in holes GM 85, 86, 87, 88, 89, 90, 91 and 92

Drill Hole	From (ft)	To (ft)	Length	opt Au	opt Ag
GM-85	25	40	15	0.034	0.298
Also	75	175	100	0.013	0.269
GM-86	0	120	120	0.015	0.303
including	65	85	20	0.022	0.298
GM-87	0	75	75	0.014	0.308
Also	100	115	15	0.023	1.372
GM-88	95	290	195	0.035	0.527
Including	95	110	15	0.069	0.462
Including	140	150	10	0.223	14.24
GM-89	325	360	35	0.008	0.84
GM-90	340	425	85	0.18	0.49
Bottomed at 425 feet in				0.020	0.29
GM-91	0	85	85	0.021	0.37
GM-92	0	30	30	0.024	0.23
GM-95	0	90	90	0.010	0.33
GM-99	60	195	135	0.020	0.264
Including	115	140	25	0.044	1.49

3.
announced that, in keeping with its historic and ongoing efforts to maximize shareholder value, it has been reviewing highly qualified candidates to transition the Company from its current status as a junior explorer to an effective and profitable producing company. To facilitate this transition, Steve Parent has joined the Company's Advisory Board and stepped down from the Board of Directors and as President and CEO. The Board of Directors has appointed Robert Carrington to the Board of Directors and as President to assist in the transition.

During the quarter ended April 30, 2010, our company:

1.	completed large diameter column leach tests on coarse crushed ore from the Independence which yielded greater than 90% gold extraction after a 140 day leach cycle.

2.	announced the significant intercepts contained in holes GM 93, 94, 96 thru 102, 111, 112, 115, 116, 121, 122, 124,127, and 128. These results improved the potential economics of the project.

Drill Hole	From		To		Intercept		Gold		Silver
	feet	meters	feet	meters	feet	meters	opt	g/T	opt	g/T
GM-93	180	54.9	245	74.7	65	19.8	0.019	0.710	0.2	7.471
GM-94	0	0	40	12	40	12	0.011	0.42	0.47	17.57
GM-96	0	0.0	25	7.6	25	7.6	0.014	0.53	0.34	12.85
GM-97	35	10.7	65	19.8	30	9.1	0.015	0.57	0.28	10.58
GM-98	110	34	200	61	90	27	0.020	0.76	0.42	15.52
Including	110	34	135	41	25	8	0.035	1.32	0.47	17.46
And	155	47	180	55	25	8	0.030	1.13	0.57	21.28
GM-100	45	13.7	85	25.9	40	12.2	0.013	0.49	0.48	18.14
GM-101	155	47.3	185	56.4	30	9.1	0.019	0.72	0.20	7.56
GM-102	145	44	170	52	25	8	0.009	0.34	0.42	15.71
GM-111	305	93	405	123	100	30	0.058	2.19	0.88	32.91
Including	320	98	355	108	35	11	0.080	3.02	1.33	49.73
GM-112	215	66	300	91	85	26	0.028	1.06	0.38	14.21
Including	230	70	265	81	35	11	0.047	1.78	0.37	13.84
GM-115	Bottomed at 135 feet, did not reach target
GM-116	150	45.7	260	79.3	110	33.5	0.018	0.68	0.16	6.05
Including	230	70.1	245	74.7	15	4.6	0.051	1.93	0.31	11.71
GM-121	295	89.9	310	94.5	15	4.6	0.02	0.747	0.14	5.229
And	345	105.2	400	122.0	55	16.8	0.02	0.747	0.54	20.171
GM-122	245	75	270	82	25	8	0.023	0.87	0.18	6.77
Including	335	102	380	116	45	14	0.017	0.64	0.40	15.07
GM-124	275	83.8	375	114.3	100	30.5	0.019	0.72	0.11	4.16
Including	295	89.9	340	103.7	45	13.7	0.034	1.28	0.13	4.91
GM-127	80	24.4	95	29.0	15	4.6	0.027	1.02	0.18	6.80
Also	155	47.3	200	61.0	45	13.7	0.260	9.83	0.13	4.91
Including	155	47.3	165	50.3	10	3.0	0.908	34.31	0.36	13.60
GM-128	295	89.9	525	160.1	230	70.1	0.079	2.99	0.24	9.07
Including	310	94.5	325	991	15	4.6	1.019	38.51	.99	37.42

3.	reported that the State of Nevada, Division of Water Resources (NDWR) formally awarded General Metals water rights which will be immediately available to the Company upon completion of a well.

4.	completed the independent Quality Assurance – Quality Control (QA – QC) assessment which confirmed that the reported results were accurate.

5.	appointed Paul Wang to the Company's board of directors

Plan of Operation

Fiscal Year 2011 –Permitting and Development Program

During fiscal year 2011, the Company continues an aggressive program, restricted by available funds, to rapidly move the Independence project toward production.  We anticipate being able to secure necessary studies and permits to allow us to proceed to production in the near term.  On May 5, 2010, we announced completion of a current, independent, technical report and resource calculation compliant with Canadian National Instrument 43-101.  The report was submitted to Canadian authorities for review and approval preparatory to the Company being able to use the report with Canadian investment firms to assist the Company in acquiring the resources necessary to complete our aggressive program.  This report does not meet SEC Industry Guide 7 guidelines but will provide information in a familiar format for our Canadian and European investors.

Dyer Engineering of Reno, Nevada continues the permitting process necessary to place the Independence Mine into commercial production

Additional extractive metallurgical studies will be undertaken. When these studies are completed, a mine plan will be developed which the Company believes will see much of the mineralization identified in its drilling converted into reserve categories.

We anticipate being able to secure necessary permits to allow us to proceed to production.   We anticipate initially mining the Hill Zone and are completing all necessary work to be able to finalize permits to allow us to begin there.  Additional drilling and assaying planned to further delineate the Hill Zone mineralization will allow us to maximize our cash flows early in the production cycle.

Independence Shallow Target Area

Our drilling program during calendar year 2007 through 2010, confirmed a large body of near surface oxide mineralization over a strike length of more than 4,100 feet and discovered the new Hill Zone.  Mineralization is open to depth and along strike to the north.  We completed 38,950 feet in 128 drill holes. Holes range from vertical to 45 degrees easterly and vary from 25 to 580 feet deep averaging 304 feet in depth.  Drilling in the northern part of the target in drill hole GM 128 intercepted Drilling encountered a 15 foot (4.6 meter) zone estimated to represent the approximate true thickness of high grade gold -- silver mineralization which averaged 1.033 ounces per ton (opt) or 39.04 grams per metric tonne (g/T) gold equivalent (Au Equiv) from 310 to 325 feet (94.5 -- 99.1 meters). This bonanza grade intercept is contained within a much larger 230 foot (70.1 meter) intercept which averages 0.083 opt (3.14 g/T) Au Equiv from 295 to 525 feet (89.9 -- 160.1 meters).  This intercept is believed to represent a high grade fluid conduit or a potential high grade mineralized zone similar to those mined historically from the Independence Mine. Mineralization in the Independence Target is open down dip to the west and to the north as well as up slope to the east.

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

Direct exploration and development costs
Core drilling program	$500,000
Updated Independent Technical Report	100,000
Metallurgical testing programs	250,000
Additional permitting costs	500,000
Land Payments	20,000
Contingency	60,000

Total direct exploration and development costs	1,430,000

Indirect costs
Office rent and other operating expenses	50,000
Wages and salaries and payroll related expenses	200,000
Insurance expenses	140,000
Other general and administrative expenses	150,000
Legal expenses	30,000

Total indirect costs	570,000

Total budget for the next twelve months	$2,000,000

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

Independence Deep Target:

The Company recently received 275 assays for the majority of all mineralized intercepts with samples above and below these intercepts from American Assay Laboratories of Sparks, Nevada for extensive check assays of the mineralized zones.  The results are in excellent agreement with the original results and are now 43-101 compliant.

These are original pulps from Noranda Minerals’ 1985 - 1989 diamond drill programs which have been maintained by the underlying property owners together with the entire original Noranda core library. Our consultants verified the location and chain of custody of the samples from the Great Basin Gold drilling program and submitted these samples for similar check assay. The results of these check assays were incorporated in the independent technical report General Metals completed and filed with Canadian Regulatory Authorities. All core from the Great Basin Drilling is also stored in the property’s core library.

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

The highest grade portion of the Independence Gold Skarn occurs in favorable carbonate rich rocks below the Golconda Thrust, and directly beneath the Surface Oxide Mineralization.  It is highly likely that the sub-vertical structural system which controls the surface oxide mineralization acted as a conduit, permitting mineralizing fluids circulating in the gold skarn to migrate to the near surface, depositing the gold and silver that form the Surface Oxide portion of the Independence System as the "fingerprint" of the deeper gold skarn. Surface "leakage" halos or fingerprints related to deeper mineralization form the basis for modern geochemical prospecting, and many such features related to deeper high grade mineralization are known along the Battle Mountain gold trend, including the Cove - McCoy system to the south and the Ivanhoe - Hollister system to the north where high grade underground ore bodies exhibited surface geochemical halos that were in themselves economically viable mines.

We believe the combined Independence Surface Oxide and Gold Skarn represents a world class target in the world class Battle Mountain Mining District along an indisputable world class gold trend.

Corporate Development Strategy

We are aggressively moving the Independence project toward production.  We obtained necessary studies and to allow us to continue with the permitting to allow us to proceed to production as soon as financing and regulatory authorities will allow.   We anticipate initially mining the Hill Zone and are completing all necessary work to be able to finalize permits to allow us to begin there.  Additional drilling and assaying are required to bring the Hill Zone into production and the permitting required to allow for that program is underway. We believe the Hill Zone is amenable to open pit mining and heap leaching, and rapidly evaluate the potential of these target areas for near term production.

We require additional funds of approximately $2 million to proceed with our plan of operation over the next twelve months to 24 month, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2011.

General and Administrative Expenses

We expect to spend $570,000 during the twelve-month period ending April 30, 2011 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2011.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.  As at April 30, 2010, our only employees were our directors and officers.

Results of Operations for the Years Ended April 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2010 and 2009.

Our operating results for the years ended April 30, 2010 and 2009 are summarized as follows:

	Year Ended April 30
	2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$2,174,972		$2,720,879
Net Loss		$3,475,281		$1,476,327

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended April 30, 2010 and April 30, 2009 are outlined in the table below:

	Year Ended April 30
	2010	2009
Depreciation and amortization	$7,255	$6,431
General and administrative	$199,676	$178,730
Management and consulting	$874,227	$1,433,495
Exploration and development	$909,728	$994,335
Professional fees	$184,086	$107,888

The expenditures on the Independence project during the year were $85,000 less than the prior year as identified in the exploration and development category. The decreased cost were incurred in drilling, assaying, and geologic consulting and resulted from a lack of funding in the last half of the year.  We decreased our business development efforts as well as our investor awareness campaigns causing the significant decrease in the management and consulting costs of the Company in the current year.  We anticipate that the management and consulting costs should remain at these levels.  Significant cost increases were incurred in fiscal year 2010 in Professional fees as the result of restating the 2008 financial statements as well as each quarterly form 10-Q report during the year.

Liquidity and Financial Condition

Our total assets at April 30, 2010 were $947,861 and our total current liabilities were $981,478 and we had a working capital deficit of $769,396 as compared to working capital of $1,152,727 as of April 30, 2010. Our financial statements report a net loss of $3,475,281 for the year ended April 30, 2010, and a net loss of $9,658,724 for the period from March 15, 2006 (date of inception) to April 30, 2010. We had cash in the amount of $9,636 as of April 30, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
	Year Ended April 30
	2010	2009
Net Cash Used by Operating Activities	$1,138,854	$789,424
Net Cash Used by Investing Activities	$8,987	$55,267
Net Cash Provided by Financing Activities	$1,177,534	$807,034
Increase/(Decrease) In Cash During The Period	$29,963	$(37,657)

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

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its equity security investments as available-for-sale securities in accordance with US GAAP, The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary. The Company’s policy is to generally review declines in the investment’s quoted market value when factors may indicate the decline as an other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized in Footnote 2 in our financial statements.

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

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 12, 2010.

Audited Consolidated Balance Sheet as at April 30, 2010.

Audited Consolidated Statements of Operations for the year ended April 30, 2010 and for the year ended April 30, 2009.

Audited Consolidated Statements of Changes in Stockholders' Equity from inception to April 30, 2010

Audited Consolidated Statements of Cash Flows for the year ended April 30, 2010 and for the year ended April 30, 2009.

Notes to the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
General Metals Corporation

We have audited the accompanying consolidated balance sheets of General Metals Corporation (an exploration stage company) as of April 30, 2010 and 2009, and the related consolidated  statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended and from inception (March 15, 2006) to date. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Metals Corporation as of April 30, 2010 and 2009, and the results of its consolidated operations and cash flows for the years then ended and inception to date, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Mark Bailey & Company, Ltd.

Reno, Nevada
August 12, 2010

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Balance Sheets

	April 30 2010	April 30 2009
ASSETS
Current assets
Cash and cash equivalents	$9,636	$-
Short-term investments	177,796	1,275,000
Prepaid expenses	24,650	379,019
Other receivables (net)	-	237,500
Other current assets	-	245

Total current assets	212,082	1,891,764

Other assets
Land	67,742	67,767
Mineral property	613,941	613,941
Property and equipment, net	16,296	25,733
Other assets	37,800	17,444

Total other assets	735,779	724,885

Total assets	$947,861	$2,616,649

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Cash deficit	$-	$20,057
Notes payable, current portion	106,750	2,898
Accounts payable	610,326	372,362
Accrued liabilities	120,439	216,974
Accounts payable to related parties	95,163	93,066
Loan from related parties	48,800	33,680

Total current liabilities	981,478	739,037

Long-term liabilities
Notes payable, net of current portion	42,155	44,143

Total long-term liabilities	42,155	44,143

Total liabilities	1,023,633	783,180

Commitments and Contingencies

Stockholders' equity/(deficit)
Preferred stock, authorized 50,000,000
shares, par value $0.001, zero issued and outstanding

Common stock, authorized 220,000,000 shares, par value $0.001, issued and outstanding on April 30, 2010 and April 30, 2009
is 219,321,625 and 168,183,494 respectively	219,322	168,184

Additional paid-in capital	9,388,630	7,974,740
Subscriptions (receivable)	(25,000)	(151,012)
Accumulated other comprehensive income	-	25,000
Accumulated deficit during exploration stage	(9,658,724)	(6,183,443)

Total stockholders' equity/(deficit)	(75,772)	1,833,469

Total liabilities and stockholders' equity/(deficit)	$947,861	$2,616,649

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Operations

			March 15, 2006
			(Inception)
	Year ended April 30,		to April 30,
	2010	2009	2010
Revenue	$-	$-	$-

Operating expenses
Depreciation and amortization	7,255	6,431	24,570
General and administrative	198,426	178,730	1,324,035
Management and consulting	874,227	1,433,495	5,145,996
Exploration and development	909,728	994,335	2,562,238
Professional fees	184,086	107,888	545,502

Total expenses	2,173,722	2,720,879	9,602,341

(Loss) from operations	(2,173,722)	(2,720,879)	(9,602,341)

Other income (expenses)
Interest expense	(6,923)	(14,227)	(23,026)
Other income	7,200	2,500	12,200
Gain on sale of fixed assets			-
Gain on sale of mineral properties	-	1,249,072	1,249,072
Realized (loss) on sale of investments	(77,489)	-	(77,489)
Other than temporary impairment of investments	(1,224,302)		(1,224,302)
Gain/(loss) on foreign currency exchange	(45)	7,207	7,162

(Loss) before income taxes	(3,475,281)	(1,476,327)	(9,658,724)

Provision for income taxes	-	-	-

Net (loss)	$(3,475,281)	$(1,476,327)	$(9,658,724)

Loss per common share:
Basic & Diluted	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic & Diluted	210,780,419	120,708,380

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
inception March 15, 2006 to April 30, 2010

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other	Total
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Balance, April 30, 2005	31,354,400	$31,354	$450,523	$(127,500)	$(208,251)	-	$146,126

Cash Received for Subscriptions
Receivable				127,500			127,500
Common Stock Issued for Cash at $0.25
In Private Placement	44,000	44	4,956				5,000
Common Stock Issued for Cash at $0.125
In Private Placement	26,400	26	2,974				3,000
Common Stock Issued at $0.001 to
exercise lease agreement	5,500,000	5,500	530,350				535,850
Common Stock Issued for Cash at $0.125
In Private Placement	2,782,450	2,782	313,406				316,188
Common Stock Issued in Reorganization	8,436,541	8,437	(787,983)		208,251		(571,295)
Common Stock Issued to Convert Debt at
0.0185 as Agreed in February 2005	22,034,546	22,035	591,998				614,033
Common Stock Issued as Incentive	550,000	550	(50)				500
Common Stock Returned and Cancelled	(550,000)	(550)	50				(500)
Common Stock Issued in Exercise of
Warrants at $0.25	702,900	703	159,047				159,750
Net (Loss)					(637,068)		(637,068)
Balance, April 30, 2006	70,881,237	70,881	1,265,271	-	(637,068)	-	699,084

Deposit received on Private Placement				76,000			76,000
Common Stock Issued in Exercise of
Warrants at $0.25	110,000	110	24,890				25,000
Common Stock Issued for Cash at $0.125
In Private Placement	440,000	440	49,560	(50,000)			-
Common Stock Issued for Service at
$0.125 per share	158,400	158	17,842				18,000
Common Stock Issued for Purchase of
fixed asset at $0.075	220,000	220	14,780				15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052				11,216
Common Stock Issued for Services at
$0.075 per share	330,000	330	22,170				22,500
Common Stock Issued to Convert Debt
$0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.075
In Private Placement	3,770,063	3,770	253,280	(163,800)			93,250
Common Stock Issued for Cash at $0.075
For Exploration Rights	1,100,000	1,100	249,828				250,928
Common Stock Issued for Cash at $0.075
For Employee Incentive	275,000	275	18,475				18,750
Common Stock Issued for Cash at $0.125
In Private Placement	2,332,000	2,332	262,668				265,000
Common Stock Issued for Cash at $0.125
In Private Placement	363,440	363	40,937	(41,300)			-
Cash Received for Subscriptions
Receivable				137,800			137,800
Stock-based compensation expense			1,447,734				1,447,734
Net (Loss)					(2,087,666)		(2,087,666)

The accompanying notes are an integral part of these statements

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other	Total
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)
Balance, April 30, 2007	80,657,967	80,656	3,712,974	(41,300)	(2,724,734)	-	1,027,596

Common Stock issued to convert Debt at
$0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.125
In Private Placement	667,040	667	75,133				75,800
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.075	2,520,979	2,522	157,243				159,765
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	654,500	655	118,345				119,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.125	44,000	44	4,956				5,000
Common Stock Issued for purchase of
asset at $0.125	132,000	132	14,868				15,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	216,000	216	42,984				43,200
Common Stock Issued for Cash at $0.125
In Private Placement	52,470	53	6,506				6,559
Cash Received for Subscriptions
Receivable				50,300			50,300
Common Stock Issued for Cash at $0.20
In Private Placement	2,503,000	2,503	484,497	(160,000)			327,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.07	733,334	733	49,267				50,000
Common Stock Issued for Cash at $0.15
In Private Placement	900,000	900	134,100	(35,000)			100,000
Cash Received for Subscriptions
Receivable				151,000			151,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.068	146,667	147	9,853				10,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.10	110,000	110	7,390				7,500
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	176,000	176	19,824				20,000
Common Stock Issued for services to the
advisory board at $0.15	2,000,000	2,000	298,000				300,000
Common Stock Issued for Cash at $0.15
In Private Placement	100,000	100	14,900				15,000
Common Stock Issued in Exercise of Share
Purchase warrants at $0.075	86,667	87	8,913	(9,000)			-
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	2,200	2	248				250
Common Stock Issued for Cash at $0.20
In Private Placement	590,000	590	58,410				59,000
Common Shares issued for Cash at $0.15
In Private Placement	44,299	44	6,601				6,645
Common Stock Issued in Exercise of
Share Purchase warrants at $0.068	146,300	147	9,853				10,000
Common Stock Issued for services
$ at 0.125	100,000	100	12,400				12,500
Common Stock Issued for Cash at $0.20
In Private Placement	100,000	100	9,900				10,000
Common Stock Issued for Cash at $0.05
In Private Placement	400,000	400	19,600				20,000
Common Stock Issued in Exercise
of Share Purchase warrants at $0.05	275,000	275	13,475				13,750
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	29,412	30	2,470				2,500
Cash Received for Subscriptions
Receivable				38,500			38,500
Stock-based compensation expense			139,333				139,333
Net (Loss)					(1,982,382)		(1,982,382)

The accompanying notes are an integral part of these statements

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other	Total
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)
Balance, April 30, 2008	93,901,168	$93,902	$5,466,530	$(5,500)	$(4,707,116)	$-	$847,816

Common Stock Issued for Cash at $0.14
In Private Placement	7,000,000	7,000	93,000	(95,000)			5,000
Common Stock Issued for Cash at $0.15
In Private Placement	2,000,000	2,000	28,000	(14,387)			15,613
Common Stock Issued for Cash at $0.18
In Private Placement	1,000,000	1,000	16,500				17,500
Common Stock Issued for Cash at $0.2
In Private Placement	8,400,000	8,400	159,600	(15,000)			153,000
Common Stock Issued for Cash at $0.25
In Private Placement	2,502,000	2,502	59,998	(1,000)			61,500
Common Stock Issued for Cash at $0.05
In Private Placement	8,274,000	8,274	380,326	(34,000)			354,600
Common Stock Issued for Cash at $0.075
In Private Placement	870,000	870	64,280				65,150
Common Stock Issued for Cash at $0.10
In Private Placement	150,000	150	14,850				15,000
Common Stock Issued for Cash at $0.15
In Private Placement	416,000	416	30,784				31,200
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	33,930	34	2,841	(625)			2,250
Common Stock Issued for services
$ at 0.017	750,000	750	12,250				13,000
Common Stock Issued for services
$ at 0.02	3,500,000	3,500	66,500				70,000
Common Stock Issued for services
$ at 0.021	4,250,000	4,250	85,000				89,250
Common Stock Issued for services
$ at 0.024	2,500,000	2,500	57,500				60,000
Common Stock Issued for services
$ at 0.025	1,000,000	1,000	24,000				25,000
Common Stock Issued for services
$ at 0.029	581,396	581	20,326				20,907
Common Stock Issued for services
$ at 0.03	10,000,000	10,000	290,000				300,000
Common Stock Issued for services
$ at 0.036	11,000,000	11,000	385,000				396,000
Common Stock Issued for services
$ at 0.05	3,100,000	3,100	151,900				155,000
Common Stock Issued for services
$ at 0.075	838,000	838	61,912				62,750
Common Stock Issued for services
$ at 0.08	4,147,000	4,147	327,613				331,760
Common Stock Issued for services
$ at 0.086	2,000,000	2,000	170,000				172,000
Common Stock Issued for services
$ at 0.10	150,000	150	14,850				15,000
Cancellation of Issued Common Stock
due to non-payment on receivable	(180,000)	(180)	(8,820)	9,000			-
Cash Received for Subscriptions
Receivable				5,500			5,500
Unrealized Gain/(Loss) on Available-for-sale						25,000
Securities (net of tax)
Net (Loss)					(1,476,327)
Total comprehensive income (loss)							(1,451,327)

The accompanying notes are an integral part of these statements

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other	Total
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)
Balance, April 30, 2009	168,183,494	168,184	7,974,740	(151,012)	(6,183,443)	25,000	1,833,469

Common Stock Issued for Cash at $0.015
In Private Placement	17,561,665	17,562	245,863	(16,250)			247,175
Common Stock Issued for Cash at $0.02
In Private Placement	1,605,000	1,605	30,495	(1,700)			30,400
Common Stock Issued for Cash at $0.022
In Private Placement	3,050,000	3,050	64,710	-			67,760
Common Stock Issued for Cash at $0.025
In Private Placement	700,000	700	16,800	-			17,500
Common Stock Issued for Cash at $0.033
In Private Placement	300,000	300	9,700	-			10,000
Common Stock Issued for Cash at $0.035
In Private Placement	240,000	240	8,160	-			8,400
Common Stock Issued for Cash at $0.04
In Private Placement	1,125,000	1,125	43,875	(12,900)			32,100
Common Stock Issued for Cash at $0.045
In Private Placement	7,047,300	7,048	310,100	(30,422)			286,726
Common Stock Issued for Cash at $0.05
In Private Placement	1,090,000	1,090	53,410				54,500
Common Stock Issued for services
$ at 0.02	1,000,000	1,000	19,000				20,000
Common Stock Issued for services
$ at 0.028	8,400,000	8,400	226,800				235,200
Common Stock Issued for services
$ at 0.032	1,500,000	1,500	46,500				48,000
Common Stock Issued for services
$ at 0.035	12,500	12	428				440
Common Stock Issued for services
$ at 0.047	100,000	100	4,600				4,700
Common Stock Issued for services
$ at 0.050	750,000	750	36,750				37,500
Common Stock Issued for services
$ at 0.065	60,000	60	3,840				3,900
Common Stock Issued for services
$ at 0.083	66,666	67	5,433				5,500
Common Stock Issued for Cash at $0.035
In Private Placement	314,300	314	10,686				11,000
Common Stock Issued for Cash at $0.045
In Private Placement	2,872,400	2,872	126,358	(10,000)			119,230
Common Stock Issued for services
$ at 0.041	1,850,000	1,850	74,000				75,850
Common Stock Issued for services
$ at 0.050	250,000	250	12,250				12,500
Cash Received for Subscriptions
Receivable				110,000			110,000
Common Stock Issued for Cash at $0.05
In Private Placement	440,000	440	21,560				22,000
Common Stock Issued for settlement
of lawsuit at $0.05	1,000,000	1,000	49,000				50,000
Common Stock Issued for services
previously unrendered at $0.048	500,000	500	23,500				24,000
Cancellation of Issued Common Stock
due to non-payment on receivable	(996,700)	(997)	(42,528)	43,525			-
Cash Received for Subscriptions
Receivable				24,622			24,622
Common Stock Issued for services
$ at 0.043	300,000	300	12,600				12,900
Cash Received for Subscriptions
Receivable				19,137			19,137
Reclassification of losses on Available-for-Sale
Securities (net of tax)						(25,000)	(25,000)
Net (loss)					(3,475,281)
Total comprehensive (loss)							(3,475,281)
Balance, April 30, 2010	219,321,625	$219,322	$9,388,630	$(25,000)	$(9,658,724)	-	$(75,772)

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			March 15, 2006
			(Inception)
	Year Ended April 30,		to April 30,
	2010	2009	2010
Operating activities
Net loss	$(3,475,281)	$(1,476,327)	$(9,658,724)
Adjustments to reconcile net loss
Stock issued for services	581,248	1,284,249	2,643,328
Stock issued for payment of interest on debt	-	12,750	12,750
Non-cash financing costs	-	46,234	46,234
Realized loss on sale of investments	77,489	-	77,489
Gain on sale of mineral property	-	(1,249,072)	(1,249,072)
Depreciation and amortization	7,255	6,431	24,570
Stock-based compensation	132,104	-	1,719,171
Other -than-temporary impairment of investments	1,224,302	-	1,224,302
Impairment of Long-lived assets	-	17,500	17,500
Bad debt expense	22,387		22,387
Gain on sale of fixed asset	(1,250)	-	(1,250)
Changes in assets and liabilities
(Increase)/decrease in other current assets	(22,142)	(245)	(22,387)
(Increase)/decrease in prepaid expenses	(10,596)	4,340	(22,181)
Increase/(decrease) in accounts payable	240,061	347,742	705,489
Increase/(decrease) in accrued liabilities	85,569	216,974	302,543

Net cash used by operating activities	(1,138,854)	(789,424)	(4,157,851)

Investment activities
Investments:
Purchases	(1,357)	-	(1,357)
Proceeds from sales	9,270	-	9,270
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	(2,563)	-	(2,563)
Deposit on water rights	(800)	-	(800)
Deposit on reclamation bond	(16,994)	-	(34,438)
Proceeds from sale of mineral property	-	12,500	12,500
Proceeds from sale of fixed asset	8,000	-	8,000
Purchase of land	25	(67,767)	(67,742)
Purchase of equipment	(4,568)	-	(17,616)

Net cash used by investment activities	(8,987)	(55,267)	(190,337)

Financing activities
Proceeds from loans from related parties	25,000	33,680	121,864
Repayments of loans from related parties	(9,880)	-	(38,064)
Proceeds from issuance of debt	102,800	47,041	149,841
Repayments of debt	(936)	-	(936)
Proceeds from the sale of stock	1,060,550	726,313	4,125,119

Net cash provided by financing activities	1,177,534	807,034	4,357,824

Net increase / (decrease) in cash	29,693	(37,657)	9,636

Cash, beginning of period	(20,057)	17,600	-

Cash, end of period	$9,636	$(20,057)	$9,636

Supplemental Information:
Interest paid		$1,477	$3,353
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$14,054	$367,435	$14,054
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$12,750	$12,750
Stock issued as reduction of accrued expenses	$150,000	$46,234	$196,234
Stock issued as reduction of contingent liability	$50,000	$-	$50,000

The accompanying notes are an integral part of these statements

General Metals Corporation
and Subsidiaries
(An Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
(For the periods ended April 30, 2010 and 2009)

NOTE 1.            ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business

Since March 2006, the Company’s principal business is the acquisition, exploration, and development of mineral properties, specifically the development of the Independence gold and silver mine located in north central Nevada.  The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

The Company is considered a development (exploration) stage entity for financial reporting purposes by United States generally accepted accounting principles (US GAAP) since it has not generated material revenue from its principal business activities.

 Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with US GAAP. The Company operates on an April 30 fiscal year end.

The accompanying consolidated financial statements include the accounts of General Metals Corporation and its wholly owned subsidiary, General Gold Corporation. Collectively, they are referred herein as the Company. All inter-company balances and transactions have been eliminated on consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At April 30, 2010 the Company had an accumulated loss of $9,658,724, a cash balance of $9,636, no revenue, $981,478 in current liabilities and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of April 30, 2010 the Company had $9,636 in cash.

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets, which range from three to seven years.

Following is a summary of property and equipment at April 30, 2010 and April 30, 2009:

	Fiscal Year Ended
	April 30,	April 30,
	2010	2009
Furniture and Equipment	$8,848	$6,348
Vehicles	23,768	36,700
Less: Accumulated Depreciation	(16,320)	(17,315)
Property and Equipment, Net	$16,296	$25,733

Loss per Share

The Company computes net loss per share in accordance US GAAP. This requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. All periods presented reflect net losses, therefore, all instruments convertible to common shares are considered anti-dilutive.

Financial Instruments

The Company’s financial instruments consist of cash; cash in trust, short term investments, accounts payable, accrued liabilities and amounts due to related parties. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, cash in trust, accounts payable and accrued liabilities and amounts due to related parties approximates their carrying values due to the immediate or short term maturity of these financial instruments.

Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on receivables in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense.

Investments

The Company’s investments are primarily in equity securities, which are classified as available-for-sale and are reported at fair value (based primarily on quoted prices and market observable inputs) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in other income/(expense), net. An impairment loss will be recognized in earnings and will reduce an investment’s carrying amount to its fair market value when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

The Company determines impairment is other than temporary when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value or it is not expected to recover its entire cost basis. See Note 13 of Notes to the Consolidated Financial Statements for additional information.

Mineral Property Costs

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

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect certain of our operations. The Company calculates estimates of reclamation liabilities based on current laws and regulations and the expected undiscounted future cash flows to be incurred in reclaiming, restoring, and closing of operating mine sites. US GAAP requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. It further requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it when a recoverable asset (long-lived asset) can be realized.

Income Taxes

The Company recognizes deferred tax liabilities and assets using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements carrying values and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes is required. Judgments and interpretation of statutes are inherent in this process. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

For previously taken tax positions considered to be uncertain, the Company prescribes a recognition threshold and measurement attribute.  In the event certain tax positions do not meet the appropriate recognition threshold, de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions is required.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With limited exception, the Company is no longer subject to U.S. federal, state and local tax audits by taxing authorities for years before 2005.

Stock Issued For Services

The Company bases the value of stock issued for services on the market value of our common stock at the date of issue or our estimate of the fair value of the services received, whichever is more reliably measurable.

Stock Based Compensation

The Company records the cost of employee and non-employee services received in exchange for an award of equity linked instruments based on the estimated grant-date fair value of the award. That cost is recognized over the period during which an employee or non-employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity linked instruments for which the requisite service period is not rendered. The grant-date fair value of equity linked awards is estimated using a Black-Scholes pricing model.

Comprehensive Income

The Company’s comprehensive income is comprised of net income and unrealized gains and losses on marketable securities classified as available-for-sale.

Reclassifications

The Company has revised the presentation of certain prior period amounts reported within the Consolidated Balance Sheet for payables to related parties. The revision had no impact on the total current liabilities, financial position, results of operations, or cash flows in the periods presented.

Recently Adopted Authoritative Guidance

Recent accounting pronouncements that the Company has adopted are summarized below.

Fair Value Measurements and Disclosures

In the first quarter of fiscal 2010, we adopted new authoritative guidance that specifies the way in which fair value measurements should be made for non-financial assets and liabilities that are not measured and recorded at fair value on a recurring basis, and specifies additional disclosures related to these fair value measurements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

The pronouncement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on Financial Statements.  The adoption of the pronouncement did not have a material impact on the consolidated financial statements since the Company currently does not enter into derivative or hedging transactions.

Accounting for and disclosure about Subsequent Events

The pronouncement codifies existing standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption did not have any impact on the Company’s Consolidated Financial Statements.

Impairment of Securities

The pronouncement changed the impairment recognition and presentation model for securities. An other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover its entire cost basis. The Company adopted the pronouncement in the first quarter of Fiscal 2010. See Note 13 of Notes to Consolidated Financial Statements for additional information.

Recently Issued Authoritative Guidance Not Yet Adopted

In June 2009, the FASB issued revised guidance which changes the model for determining whether an entity should consolidate a variable interest entity (“VIE”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. The statement is effective as of the first quarter of our fiscal 2011, and early adoption is prohibited. We do not expect the adoption of this new authoritative guidance to have a material impact on our consolidated financial statements.

NOTE 3.            OTHER COMPREHENSIVE INCOME

At April 30, 2010 and April 30, 2009, the accumulated other comprehensive income was as follows:

Net
	Unrealized		Unrealized
April 30, 2010	Gain/(Loss)	Tax Effect	Gain/(Loss)
Sunergy, Inc. Common Shares	-	-	-
	$-	$-	$-

Net
	Unrealized		Unrealized
April 30, 2009	Gain/(Loss)	Tax Effect	Gain/(Loss)
Sunergy, Inc. Common Shares	25,000	––	25,000
	$25,000	$––	$25,000

The following are the components of comprehensive income:

	Year ended
	April 30, 2010	April 30, 2009
Net (loss)	$(3,475,281)	$(1,476,327)
Net unrealized gain on marketable securities	-	25,000
Comprehensive income	$(3,475,281)	$(1,451,327)

As discussed in Note 2, Summary of Significant Accounting Policies, accumulated other comprehensive income consists of the accumulated unrealized gains and losses on available-for-sale investments, net of tax.

During the year ended April 30, 2010, in accordance with recent pronouncements, fair value measurement of securities and other-than-temporary impairment, the Company evaluated the fair value compared to the cost basis of the unrealized loss on the available-for-sale securities of Sunergy, Inc. and determined that the impairment was other-than-temporary. As such, the Company wrote down the cost basis of the shares to fair market value at the balance sheet date and recognized a loss in earnings equal to the amount of write-down on the available for sale securities.

NOTE 4.            RELATED PARTY TRANSACTIONS

The President, CFO, former and current members of the Board of Directors, and members of the Advisory Board have provided short-term financing to the company in the form of demand notes with no fixed or determinable repayment dates. The amounts are recorded as current liabilities with the balance as of April 30, 2010 and April 30, 2009 of $48,800 and $33,680 respectively.

Forbush and Associates, of which Dan Forbush, CFO, is the President, provides accounting support and services to the Company at a billed by hour incurred basis.  Rates for services are charged only for the staff member’s hours at rates ranging from $45 to $125 per hour. Forbush and Associates is owed $16,249 and $36,073 relating to hours incurred and reimbursable expenses paid by Forbush and Associates on behalf of the Company at April 30, 2010 and 2009 respectively. In fiscal year 2009, Forbush and Associates received $33,837 for reimbursement of health insurance cost for the Company’s officers which cost was included in General and administrative expenses, $13,505 for reimbursable expenses included in General and administrative expenses, and $34,490 in professional fees included in Management and consulting. In fiscal year 2010, Forbush and Associates received $23,671 for reimbursement of health insurance cost for the Company’s officers which cost was included in General and administrative expenses, $28,451 for reimbursable expenses included in General and administrative expenses, and $47,650 in professional fees included in Management and consulting.

On January 28, 2010, Robert Carrington was appointed as President and as a director to the Company.  Robert Carrington, as managing member of Carrington Consultants LLC, provides contract geological consulting services to the company on an ongoing monthly basis at the rate of $550 per day plus expenses.  In addition, Robert Carrington was a member of the Advisory Board prior to his appointment to the Board of Directors and incurred a monthly fee of $500 for such services rendered. Robert Carrington and Carrington Consultants LLC, are owed $73,661 and $ 44,421 as of April 30, 2010 and 2009, respectively included in accounts payable to related parties.  Expenses for the professional services provided by Mr. Carrington totaling $64,421 and $66,259 for the years ended April 30, 2010 and 2009, respectively are included in Exploration and Development in each year and $6,000 is included in Management and Consulting for Advisory Committee and Directors fees in each year.  Mr. Carrington does not charge the Company for services related to his position as President. Mr. Carrington is a partner in Gold Range LLC which holds a 1% Net Smelter Return Royalty in the Independence project.

As of April 30, 2010, $5,253 is due to Larry Bigler and David Salari for reimbursable expenses incurred in their position as members of the Board of Directors and fees related to thereto.

At April 30, 2009, $12,573 was due to our former President, Stephen Parent as reimbursement for expenses incurred while traveling and is shown as part of accounts payable to related parties.

NOTE 5.            STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share. As of April 30, 2010 and 2009, no preferred stock has been issued and is outstanding.

Common Stock

The Company is authorized to issue 220,000,000 common shares with a par value of $0.001 per share at April 30, 2010.

The following detail of the Company’s common stock transactions includes only the two years ended April 30, 2010 and 2009. For previous transactions please refer to the appropriate period Form 10-K on file with the Securities and Exchange Commission.

During May 2008, the Company issued 23,530 common shares from the exercise of warrants at $0.085 per share or $2,000; 7,382,000 common shares in a private placement at $0.05 per share or $369,100; 150,000 common shares in a private placement at $0.10 per share or $15,000; 600,000 common shares for services at $0.05 per share; 50,000 common shares for services at $0.08 per share; 150,000 common shares for services at $0.10 per share. In addition, the Company collected $5,500 of outstanding subscriptions receivable as of April 30, 2008.

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

During May 2009, we issued 6,765,000 common shares at prices ranging from $0.015 to $0.05 per share in private placements for a total of $124,650 in cash; 10,900,000 common shares were issued for services and payment of accrued wages for a total recorded value of $303,200.

During June 2009 we issued 10,359,165 common shares at prices ranging from $0.015 to $0.05 per share in private placements for a total of $189,875 in cash and 139,166 common stock for services at a total value $9,840.

During July 2009 we issued 15,594,800 common shares in private placements at prices ranging from $0.015 to $0.05 per share or $501,308 in cash; 850,000 shares of common stock of the company were issued for services at a total value $42,200.

During August 2009, we issued 2,100,000 shares of common stock for services at a total value of $88,350.

During September 2009, we issued 3,186,700 common shares at prices ranging from $0.035 to $0.045 or $140,230 in cash.

During October 2009, we issued no shares of the company.

During November 2009, we issued 440,000 common shares in private placements at $0.05 per share for $22,000 in cash; we issued 1,000,000 common shares valued at $50,000 in accordance with the Pompano settlement liability previously disclosed at April 30, 2009.

During December 2009, we issued no shares of the company.

During January 2010, we canceled 996,700 common shares of the company in private placements due to non-payment on the subscription agreement in the amount of $43,525.

During February 2010, we issued no shares of the company.

During March 2010, we issued 800,000 shares of the company for services for a total value of $36,900.

During April 2010, we issued no shares of the company.

During the year ended April 30, 2010, we received $126,012 in payment of subscriptions receivable outstanding at April 30, 2009

Warrants (Non-employee)

As part of certain equity private placement transactions, the Company issues warrants. The following table illustrates the warrant activity for the periods ending April 30, 2010 and 2009.

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2008	5,503,299	$0.21
Granted	1,740,500	0.20
Exercised	––	––
Forfeited/Expired	(4,719,000)	0.22

Outstanding at April 30, 2009	2,524,799	0.20

Granted	1,100,000	0.07
Exercised	––	––
Forfeited/Expired	(284,299)	0.21

Outstanding at April 30, 2010	3,340,500	0.17

	Warrants Outstanding
Range price ($)	Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.07	1,100,000	0.20 years	$0.07
$0.15	407,500	0.45 years	$0.15
$0.20	783,000	0.29 years	$0.20
$0.25	550,000	0.01 years	$0.25
$0.30	500,000	0.20 years	$0.30

Outstanding warrants

During the three months ended October 31, 2009, Management issued shares in private placements with accredited investors. In addition, Management identified total warrants outstanding of approximately 3.3 million, where one warrant is exercisable into one share of common stock. On September 10, 2009, the Company issued shares at which point the total number of warrants outstanding exceeded the total number of shares available in conjunction with the total number of authorized shares of the company if every warrant were to be exercised, which would require liability reclassification from equity.  Management evaluated the estimated fair market value of these warrants at that date and again at April 30, 2010 using a Black-Scholes Pricing model and noted that the total value of the shares were immaterial to the financial statements, therefore, no amounts were reclassified from equity to liability.

NOTE 6. STOCK BASED COMPENSATION

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

The following table illustrates the warrant activity as of April 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2008	1,800,000	$0.24
Granted	––	––
Exercised	––	––
Forfeited/Expired	––	––
Outstanding at April 30, 2009	1,800,000	0.24
––
Granted	––	––
Exercised	––	––
Forfeited/Expired	(1,800,000)	0.24

Outstanding at April 30, 2010	––	––

The outstanding warrants did not have any intrinsic value.

Black Scholes Variables	During Year Ended April 30, 2010	During Year Ended April 30, 2009
Exercise Price	$0.20 - $0.25	$0.075 - $0.25
Risk Free Rate	1.33% - 2.62%	3.72% - 4.95%
Strike Price	$0.09 - $0.17	$0.18 - $0.23
Volatility	111.331896% -112.199954%	111.331896% - 126.713325%

NOTE 9.            PROVISION FOR INCOME TAXES

Provision for Income Taxes

At April 30, the income tax expense (benefit) consisted of the following:

	2010	2009
Current	$––	$––
Deferred	––	––
Total tax (benefit)	$––	$––

At April 30, gross deferred tax assets and liabilities consisted of the following:

	2010	2009
Deferred Tax Inventory
NOL	$2,296,000	$1,641,000
Stock compensation expense	––	513,000
Installment sale gain	(74,000)	(74,000)
Impairment loss	6,000	6,000
Investments	429,000	(9,000)
Property, plant & equipment	(3,000)	(4,000)
Gross deferred tax assets	2,654,000	2,073,000
Less: Valuation allowance	(2,654,000)	(2,073,000)
Net deferred tax assets	$––	$––

At April 30, the income tax expense (benefit) differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

	2010	2009
Tax rate reconciliation
Federal statutory rate	35%	35%
Tax at federal statutory rate	35.00%	35.00%
Permanent differences	(0.08)	(3.55)
Net operating loss carryforward	(21.41)	(34.40)
Installment sale	––	4.65
Unrealized gain (loss)	(13,47)	(1.92)
Other temporary differences, net	(0.04)	0.22
Total	0.00%	0.00%

As of April 30, 2010, the Company had a federal net operating loss carryforward of approximately $6.6 million. The federal net operating loss carryforward will expire beginning in fiscal 2026. Utilization of net operating losses may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.  The Company has not taken any positions in its tax returns that could be termed as uncertain tax positions.

NOTE 10.          MINERAL PROPERTY

Independence Mine

At April 30, 2010 the Company’s Mineral property valued at $613,941 consists of the acquisition cost of the Independence Mining Claims located in Lander County, Nevada. The Company continues to explore and develop the mining claims. For the years ended April 30, 2010 and 2009 the Company incurred costs of $909,728 and $994,335, respectively, for the on-going exploration and development. Since obtaining the rights, the Company has expensed $2,562,238 associated with these activities. If the Company successfully establishes proven and probable reserves, additional development costs will be capitalized and depleted using the units of production method. There is a production royalty payable for the sale of all gold, silver or platinum based upon the average daily price of gold on the London Metal Exchange as follows: 3% when the price of gold per ounce is less than $375, 4% when the price of gold per ounce is between $375 and $475 and 5% when the price of gold is over $475. There is also a production royalty of 3% payable on the sale of all substances other than gold, silver and platinum. In addition, any future production is subject to a 1% net smelter royalty obligation payable to Gold Range, LLC.  As of April 30, 2010 there were no proven or probable reserves associated with the Independence Mining Claim.

NOTE 11.          NOTES PAYABLE

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

During the year ended April 30, 2010, the Company entered into private placement subscription agreements with accredited investors in the amount of $102,800. Due to the insufficient number of authorized shares at the time of subscription, the Company was not able to issue restricted shares.  The private placement agreement calls for monies received when authorized capital was insufficient to be deemed short-term notes payable bearing no interest, no repayment schedule, and to be converted to 3,000,000 common shares upon an increase in authorized capital. As such, the monies received have been classified, jointly with the current portion of the land note payable, as part of Notes Payable current portion. Funds from these agreements were used to finance the latest round of drilling during our third fiscal quarter ended January 31, 2010.

Additionally, the Company has $48,800 due in short-term notes payable to related parties as disclosed in footnote 4 above.

Future principal repayments at April 30, 2010 are as follows:

	Short-term Note Payable & Related Party Notes Payable	Secured Note Payable
2011	$151,600	$3,950
2012	-	3,531
2013	-	3,898
2014	-	4,302
2015	––	4,749
Thereafter	––	25,675
Total	$151,600	$46,105

NOTE 12.          COMMITMENTS & CONTINGENCIES

The Company leases office space under a non-cancelable operating lease. Rent expense was approximately $25,211 in fiscal 2010, and $24,747 in fiscal 2009. Future annual minimum lease commitments at April 30, 2010 are as follows:

Minimum lease payments
2011	$38,721
2012	33,552
2013	35,724
2014	37,884
2015	––
Thereafter	––
Total	$145,881

NOTE 13.          INVESTMENTS

The Company’s investments in equity securities are classified as available-for-sale.  The investments are initially recorded at cost and reduced for any impairment losses.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	April 30, 2010				April 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Sunergy common stock ( available for sale)	$177,796	$––	$––	$177,796	$1,275,000	$––	$––	$1,275,000
Total assets measured at fair value on recurring basis	$177,796	$––	$––	$177,796	$1,275,000	$––	$––	$1,275,000

During the year ended April 30, 2010 Management sold 168,517 freely trading shares for total proceeds of $9,270. Additionally, Management identified a plan intended to liquidate its investment in Sunergy in order to further finance development of the Independence mineral property and pay down outstanding payables.  Management evaluated the 4,336,483 shares of Sunergy Inc. held at April 30, 2010 for impairment using the two step process outlined in US GAAP. The following factors were used during the evaluation process:

●	All Sunergy shares are of the same class, though 336,483 are unrestricted and freely trading and 4 million are restricted shares.

●	The fair value of the shares at April 30, 2010 ($177,796) was less than its historical carrying cost ($1,402,097)

●
The concern of the ability of the investee to continue as a going concern. As of the most recent public information released by Sunergy for the period September 30, 2009, the investee had less than $1,000 in cash, and negative cash flow from operations.

●	The Board initiated a plan in the period ended April 30, 2010, to sell the remaining shares and does not expect the fair value of the shares to recover before the expected time of sale.

After evaluation of all factors, Management determined that the decrease in value of the remaining Sunergy shares was an other-than-temporary impairment and required an impairment loss in the period in which the decision to sell occurred.  As such, the Company has recorded an impairment loss of $1,224,302 in the period ended April 30, 2010.

The following table summarizes, by major security type, the fair value and amortized cost of the Company’s investments, impairment loss charged to earnings, and unrealized gain/(loss) recorded as components of accumulated other comprehensive income at the respective balance sheet dates. All equity security investments are recorded as short-term investments in the Consolidated Statements of Financial Position.

	April 30, 2010			April 30, 2009
	Fair		Other-than-Temporary	Fair		Unrealized
	Value	Cost	Loss recognized in Earnings	Value	Cost	Gain/(Loss)
Investments
Equity securities	$177,796	$177,796	$(1,224,302)	$1,275,000	$1,250,000	$25,000
Total investments	$177,796	$177,796	$(1,224,302)	$1,275,000	$1,250,000	$25,000

NOTE 14.          SUBSEQUENT EVENTS

Authorized Stock Increase

Subsequent to year end, the Company held its annual and special meeting on May 15, 2010.  During the meeting, a vote of the shareholders was held toamend the Articles of Incorporation to increase the number of authorized shares from 220 million shares to 500 million shares; to amend the Articles of Incorporation to authorize the Board of Directors to determine designations, rights, or other variations in relation to the authorized preferred shares of the Company; and to approve an 11 for 10 forward stock split which would increase the number of authorized shares to 550 million at the date of record of the split.  All three proposals passed with majority approval. As of August 6, 2010, the Board of Directors has only issued 500,000 common shares since the end of the previous fiscal year to pay outstanding invoices as of April 30, 2010 and has issued no preferred shares.  Additionally, the Board of Directors has not enacted the forward stock split.

Sale of Sunergy Shares

The Board of Directors consented to a sale of the remaining Sunergy shares. The 2 million restricted shares were sold in a transaction with a private investor in the amount of $50,000. Rights to the additional 2 million restricted shares were also sold in a transaction with a private investor for $75,000. The remaining 336,483 shares were sold in public transactions through a brokerage house for approximately $16,000.  As of August 10, 2010, the Company no longer holds any shares of Sunergy.

NOTE 15.          SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

	April 30,	April 30,
	2010	2009
Other receivables:
Gross other receivables	$22,387	$237,500
Allowance for doubtful accounts	(22,387)	--
Total	$-	$237,500

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 23, 2009, we decided to engage new auditors as our independent accountants to audit our financial statements. Our board of directors and our audit committee approved the change of accountants to Mark Bailey & Company, Ltd., Certified Public Accountants. Accordingly, we dismissed Moore & Associates, on June 23, 2009.

In connection with the audits of our company’s financial statements for each of the two fiscal years ended April 30, 2007 and April 30, 2008 and in the subsequent interim periods through January 31, 2009, there were no disagreements with Moore & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Moore & Associates would have caused Moore & Associates to make reference to the matter in their report. The reports on the financial statements prepared by Moore & Associates, for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except that Moore & Associates, expressed in their reports substantial doubt about our ability to continue as a going concern.

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

As of April 30, 2010, the year end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of April 30, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our  year ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Robert G Carrington	Chief Executive Officer, President and Director	65	February 4, 2010
David J. Salari	Director	53	January 30, 2006
Paul Wang	Independent Director	64	March 11, 2010
Dr. Michael Powell	Independent Director	56	May 24, 2010
Daniel J. Forbush	Chief Financial Officer and Director	57	March 23, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert G. Carrington –Principal Executive Officer, President and Director

During his career, Mr. Carrington has worked throughout North, Central and South America, Australia, the Caribbean Basin and Fiji. He began his career as an underground mine geologist at the Independence Mine in the Battle Mountain District of Nevada and was later Chief Geologist at the New Savage Mine in Virginia City, Nevada, a combined underground and open pit mining and milling operation. More recently, he was actively involved in the definition, design, permitting and operation of the Lucerne (1993) and the Billie the Kid (2003) open pit – heap leach gold - silver mines near Virginia City, Nevada and was a consultant to Santa Fe Minerals Co. during the discovery and delineation of the Rabbit Creek Mine, now the Twin Creeks Mine operated by Newmont Gold.

Mr. Carrington has held executive positions in many public and private companies during his career.  Most recently he was CEO and Director of Gold Canyon Resources Inc. He currently is President and Director of Colombian Mines Corporation a TSX.V listed junior company active in Colombia, and until becoming President and a Director of General Metals, served our Advisory Board. Mr. Carrington is a principal of Gold Range Company LLC, a Nevada domiciled limited liability company and which is the vendor of, and owns royalties on the Company's Independence Property in Nevada.

Mr. Carrington is a principal of Gold Range Company, which own royalties on the Company’s Independence Property in Nevada.

David J. Salari, P.Eng – Director

Since 2004, Mr. Salari is the President of D.E.N.M. Engineering, a company engaged in the engineering, design and installation of mineral processing equipment and systems and a director of our company.  Mr. Salari has served as a director of General Gold Corporation since November 17, 2004. Mr. Salari served as Chief Operating Officer of the company from 2006 through March 17, 2009. Mr. Salari is a Professional Engineer who over the past 20 years, has been involved in the design, supply, and commissioning of mining and mineral processing systems throughout the world for gold and silver, base metals, and industrial minerals.

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

 Paul Wang, MBA –Director

 Paul Wang is a Private Investor who was recently Senior Vice President and Limited Partner of a Private Equity Advisory firm APL Ltd., NV. He also was in Iraq as an advisor for the Multi-National Corps-Iraq as a subject matter expert on banking and financial institutions, and coordinated and evaluated Central Bank of Iraq and US Department of State programs with the Iraqi public and private sectors. He has over 15 years experience as a senior management consultant advising companies and private and institutional investors on acquisitions and complex transactions in the United States, Canada, the United Kingdom, Switzerland, and the Middle East. As VP Finance and Treasurer of United Mining Corp. NV, he acquired gold and silver mining properties in the USA and assisted in taking that company public.

 Mr. Wang was a Senior Planner at W.R. Grace & Company, NYC evaluating natural resource acquisitions, expansions and divestitures; Project Finance Advisor with Chase Manhattan Bank, NYC (JP Morgan Chase & Co.) arranging project financing for natural resource projects; Investment Advisor with Bankers Trust Company, NYC (Deutsche Bank), directing ExIm Bank export financing and Bank strategy for Europe.

Dr. Michael Powell –Director

Dr. Powell is a venture capitalist and General Partner at Sofinnova Ventures, a venture capital firm with approximately $1 billion under management, and offices in San Francisco, Menlo Park, San Diego and Tokyo. Mike Powell, Ph.D., has more than 25 years of pharmaceutical development experience, and he has focused interest in clinical-stage product companies. He joined Sofinnova Ventures as a General Partner in 1997. Prior to becoming a venture capitalist, Mike worked on 20 clinical products and authored almost 100 papers and books, including an 1,100-page treatise on vaccine design.  Prior to Sofinnova, Dr. Powell held several industry positions, including Group Head of Drug Delivery at Genentech (1990-97), Director of Product Development at Cytel (1987-90), and Senior Scientist at Syntex Research (1984-87).

He received his Ph.D. in Physical Chemistry from the University of Toronto in 1981, and completed his post-doctorate work in Bioorganic Chemistry at the University of California, where he was subsequently a faculty member (1981-84).

Daniel J. Forbush, CPA, MBA – Chief Financial Officer and Director

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert Carrington	Nil	Nil	Nil
David Salari	Nil	Nil	Nil
Paul Wang	Nil	Nil	Nil
Dr. Mike Powell	Nil	Nil	Nil
Daniel Forbush	Nil	Nil	Nil

Audit Committee and Audit Committee Financial Expert

Board and Committee Meetings

Our board of directors held 6 formal meetings during the year ended April 30, 2010.  All other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended April 30, 2010 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of Paul Wang, Dr. Mike Powell and David Salari.  The function of the audit committee is to meet with our independent auditors at least annually to review, upon completion of the annual audit, financial results for the year, as reported in our financial statements; recommend to the Board the independent auditors to be retained; review the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assist and interact with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner; and review and approve all professional services provided to us by the independent auditors and considers the possible effect of such services on the independence of the auditors.

During fiscal 2009, there were no meetings held by the audit committee.  The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that Paul Wang of its audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Director Independence

We currently act with five (5) directors, consisting of Robert G. Carrington, David Salari, Paul Wang, Dr. Mike Powell and Daniel Forbush.  We have determined that Paul Wang and Dr. Mike Powell qualify as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

The particulars of the compensation paid to the following persons:

our principal executive officer;

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2010 and 2009; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Stephen Parent, Former President, CEO and Director	2010 2009	108,000 144,000	Nil Nil	Nil 100,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	108,000 244,500
Robert G. Carrington, Former President, CEO and Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Daniel Forbush CFO and Director	2010 2009	120,000 108,000	Nil Nil	Nil 100,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 208,500
(1)
The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

COMPENSATION PLANS

As of April 30, 2010, we did not have any compensation plans in place.  However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Stock Options/SAR Grants

During the periods ended April 30, 2010 and 2009, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2010 or April 30, 2009 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2010.

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

The following table sets forth a summary of the compensation paid to our non-employee directors in 2010:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Salari	12,000	Nil	Nil	Nil	Nil	Nil	12,000
Paul Wang	1,000	Nil	Nil	Nil	Nil	Nil	1,000
Dr. Mike Powell	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Larry Max Bigler	12,000	Nil	Nil	Nil	Nil	Nil	12,000

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

The following table sets forth, as of August 10, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David Salari Oakville, Ontario	687,000	0.3%
Robert G. Carrington Reno, Nevada	3,447,667	1.6%
Paul Wang Reno, Nevada	Nil	Nil
Dr. Mike Powell San Jose, California	Nil	Nil
Daniel J. Forbush Reno, Nevada	7,450,000	3.3%
Stephen Parent Scottsdale, Arizona	14,647,668	6.6%
Directors, Executive Officers and Beneficial Owners as a Group (6 persons)	26,232,335	11.8%

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 7, 2010.  As of August 7, 2010, there were 219,821,625 shares of our company’s common stock issued and outstanding.

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

Director Independence

We currently act with five directors, consisting of Robert G. Carrington, David Salari Paul Wang, Dr. Mike Powell and Daniel Forbush. We have determined that Paul Wang and Dr. Mike Powell are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Corporate Governance

Currently our audit committee consists of Paul Wang, Dr. Mike Powell and David Salari.  The function of the audit committee is to meet with our independent auditors at least annually to review, upon completion of the annual audit, financial results for the year, as reported in our financial statements; recommend to the Board the independent auditors to be retained; review the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assist and interact with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner.

During fiscal 2010, there were 5 meetings held by the audit committee.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2010 and for fiscal year ended April 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2010 ($)	2009 ($)
Audit Fees	94,100	13,750
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	94,100	13,750

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

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION

Date: August 13, 2010	By:	/s/ Robert G. Carrington
Robert G. Carrington
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2010		/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Carrington	President, Chief Executive Officer and Director	August 13, 2010
Robert G. Carrington

/s/ Daniel J. Forbush	Chief Financial Officer and Director	August 13, 2010
Daniel J. Forbush

/s/ Paul Wang	Director	August 13, 2010
Paul Wang

/s/ Dr. Mike Powell	Director	August 13, 2010
Dr. Mike Powell

/s/ David Salari	Director	August 13, 2010
David Salari