Form 10-Q
period 2010-07-31
GENERAL METALS CORP
filed 2010-09-21
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

 221,321,625 common shares issued and outstanding as of September 16, 2010.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheet

	July 31,	April 30
	2010	2010
ASSETS

Current assets
Cash and cash equivalents	$23,230	$9,636
Short-term investments	2,839	177,796
Prepaid expenses	68,982	24,650
Other receivables (net)	-	-
Other current assets	-	-

Total current assets	95,051	212,082

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	14,958	16,296
Other assets	37,800	37,800

Total other assets	734,441	735,779

Total assets	$829,492	$947,861
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Cash deficit	$-	$-
Notes payable, current portion	106,079	106,750
Accounts payable	538,952	610,326
Accrued liabilities	151,387	120,439
Accounts payable to related parties	118,998	95,163
Loan from related parties	48,800	48,800

Total current liabilities	964,216	981,478

Long-term liabilities
Notes payable, net of current portion	40,202	42,155

Total long-term liabilities	40,202	42,155

Total liabilities	1,004,418	1,023,633

Commitments and Contingencies

Stockholders' (deficit)
Preferred stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-

Common stock, authorized 500,000,000
shares, par value $0.001, issued and
outstanding on July 31, 2010 and April 30, 2010
is 221,321,625 and 219,321,625 respectively	221,322	219,322

Additional paid-in capital	9,458,130	9,388,630
Subscriptions (receivable)	(25,000)	(25,000)
Accumulated other comprehensive income	1,384	-
Accumulated deficit during exploration stage	(9,830,762)	(9,658,724)

Total stockholders' (deficit)	(174,926)	(75,772)

Total liabilities and stockholders' (deficit)	$829,492	$947,861

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

			March 15, 2006
			(Inception)
	Three Months ended July 31,		to July 31,
	2010	2009	2010
Revenue	$-	$-	$-

Operating expenses
Depreciation and amortization	1,338	1,608	25,908
General and administrative	24,685	21,679	1,348,720
Management and consulting	57,690	442,327	5,203,686
Exploration and development	39,705	109,202	2,601,943
Professional fees	13,273	58,550	558,775

Total expenses	136,691	633,366	9,739,032

(Loss) from operations	(136,691)	(633,366)	(9,739,032)

Other income (expenses)
Interest expense	(1,811)	(2,247)	(24,837)
Other income	-	-	12,200
Gain on sale of mineral properties	-	-	1,249,072
Realized (loss) on sale of investments	(33,536)	-	(111,025)
Other than temporary impairment of investments	-	-	(1,224,302)
Gain/(loss) on foreign currency exchange	-	-	7,162

(Loss) before income taxes	(172,038)	(635,613)	(9,830,762)

Provision for income taxes	-	-	-

Net (loss)	$(172,038)	$(635,613)	$(9,830,762)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	220,995,538	188,993,264

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity and Comprehensive Loss

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other	Total
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)
Balance, April 30, 2005	31,354,400	$31,354	$450,523	$(127,500)	$(208,251)	-	$146,126

Cash Received for Subscriptions
Receivable				127,500			127,500
Common Stock Issued for Cash at $0.25
In Private Placement	44,000	44	4,956				5,000
Common Stock Issued for Cash at $0.125
In Private Placement	26,400	26	2,974				3,000
Common Stock Issued at $0.001 to
exercise lease agreement	5,500,000	5,500	530,350				535,850
Common Stock Issued for Cash at $0.125
In Private Placement	2,782,450	2,782	313,406				316,188
Common Stock Issued in Reorganization	8,436,541	8,437	(787,983)		208,251		(571,295)
Common Stock Issued to Convert Debt at
0.0185 as Agreed in February 2005	22,034,546	22,035	591,998				614,033
Common Stock Issued as Incentive	550,000	550	(50)				500
Common Stock Returned and Cancelled	(550,000)	(550)	50				(500)
Common Stock Issued in Exercise of
Warrants at $0.25	702,900	703	159,047				159,750
Net (Loss)					(637,068)		(637,068)
Balance, April 30, 2006	70,881,237	70,881	1,265,271	-	(637,068)	-	699,084

Deposit received on Private Placement				76,000			76,000
Common Stock Issued in Exercise of
Warrants at $0.25	110,000	110	24,890				25,000
Common Stock Issued for Cash at $0.125
In Private Placement	440,000	440	49,560	(50,000)			-
Common Stock Issued for Service at
$0.125 per share	158,400	158	17,842				18,000
Common Stock Issued for Purchase of
fixed asset at $0.075	220,000	220	14,780				15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052				11,216
Common Stock Issued for Services at
$0.075 per share	330,000	330	22,170				22,500
Common Stock Issued to Convert Debt
$0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.075
In Private Placement	3,770,063	3,770	253,280	(163,800)			93,250
Common Stock Issued for Cash at $0.075
For Exploration Rights	1,100,000	1,100	249,828				250,928
Common Stock Issued for Cash at $0.075
For Employee Incentive	275,000	275	18,475				18,750
Common Stock Issued for Cash at $0.125
In Private Placement	2,332,000	2,332	262,668				265,000
Common Stock Issued for Cash at $0.125
In Private Placement	363,440	363	40,937	(41,300)			-
Cash Received for Subscriptions
Receivable				137,800			137,800
Stock-based compensation expense			1,447,734				1,447,734
Net (Loss)					(2,087,666)		(2,087,666)
Balance, April 30, 2007	80,657,967	80,656	3,712,974	(41,300)	(2,724,734)	-	1,027,596

Common Stock issued to convert Debt at
$0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.125
In Private Placement	667,040	667	75,133				75,800
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.075	2,520,979	2,522	157,243				159,765
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	654,500	655	118,345				119,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.125	44,000	44	4,956				5,000
Common Stock Issued for purchase of
asset at $0.125	132,000	132	14,868				15,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	216,000	216	42,984				43,200
Common Stock Issued for Cash at $0.125
In Private Placement	52,470	53	6,506				6,559
Cash Received for Subscriptions
Receivable				50,300			50,300
Common Stock Issued for Cash at $0.20
In Private Placement	2,503,000	2,503	484,497	(160,000)			327,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.07	733,334	733	49,267				50,000
Common Stock Issued for Cash at $0.15
In Private Placement	900,000	900	134,100	(35,000)			100,000
Cash Received for Subscriptions
Receivable				151,000			151,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.068	146,667	147	9,853				10,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.10	110,000	110	7,390				7,500
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	176,000	176	19,824				20,000
Common Stock Issued for services to the
advisory board at $0.15	2,000,000	2,000	298,000				300,000
Common Stock Issued for Cash at $0.15
In Private Placement	100,000	100	14,900				15,000
Common Stock Issued in Exercise of Share
Purchase warrants at $0.075	86,667	87	8,913	(9,000)			-
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	2,200	2	248				250
Common Stock Issued for Cash at $0.20
In Private Placement	590,000	590	58,410				59,000
Common Shares issued for Cash at $0.15
In Private Placement	44,299	44	6,601				6,645
Common Stock Issued in Exercise of
Share Purchase warrants at $0.068	146,300	147	9,853				10,000
Common Stock Issued for services
at $0.125	100,000	100	12,400				12,500
Common Stock Issued for Cash at $0.20
In Private Placement	100,000	100	9,900				10,000
Common Stock Issued for Cash at $0.05
In Private Placement	400,000	400	19,600				20,000
Common Stock Issued in Exercise
of Share Purchase warrants at $0.05	275,000	275	13,475				13,750
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	29,412	30	2,470				2,500
Cash Received for Subscriptions
Receivable				38,500			38,500
Stock-based compensation expense			139,333				139,333
Net (Loss)					(1,982,382)		(1,982,382)
Balance, April 30, 2008	93,901,168	$93,902	$5,466,530	$(5,500)	$(4,707,116)	$-	$847,816

Common Stock Issued for Cash at $0.14
In Private Placement	7,000,000	7,000	93,000	(95,000)			5,000
Common Stock Issued for Cash at $0.15
In Private Placement	2,000,000	2,000	28,000	(14,387)			15,613
Common Stock Issued for Cash at $0.18
In Private Placement	1,000,000	1,000	16,500				17,500
Common Stock Issued for Cash at $0.2
In Private Placement	8,400,000	8,400	159,600	(15,000)			153,000
Common Stock Issued for Cash at $0.25
In Private Placement	2,502,000	2,502	59,998	(1,000)			61,500
Common Stock Issued for Cash at $0.05
In Private Placement	8,274,000	8,274	380,326	(34,000)			354,600
Common Stock Issued for Cash at $0.075
In Private Placement	870,000	870	64,280				65,150
Common Stock Issued for Cash at $0.10
In Private Placement	150,000	150	14,850				15,000
Common Stock Issued for Cash at $0.15
In Private Placement	416,000	416	30,784				31,200
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	33,930	34	2,841	(625)			2,250
Common Stock Issued for services
at 0.$017	750,000	750	12,250				13,000
Common Stock Issued for services
at $0.02	3,500,000	3,500	66,500				70,000
Common Stock Issued for services
at $0.021	4,250,000	4,250	85,000				89,250
Common Stock Issued for services
at $0.024	2,500,000	2,500	57,500				60,000
Common Stock Issued for services
at $0.025	1,000,000	1,000	24,000				25,000
Common Stock Issued for services
at $0.029	581,396	581	20,326				20,907
Common Stock Issued for services
at $0.03	10,000,000	10,000	290,000				300,000
Common Stock Issued for services
at $0.036	11,000,000	11,000	385,000				396,000
Common Stock Issued for services
at $0.05	3,100,000	3,100	151,900				155,000
Common Stock Issued for services
at $0.075	838,000	838	61,912				62,750
Common Stock Issued for services
at $0.08	4,147,000	4,147	327,613				331,760
Common Stock Issued for services
at $0.086	2,000,000	2,000	170,000				172,000
Common Stock Issued for services
at $0.10	150,000	150	14,850				15,000
Cancellation of Issued Common Stock
due to non-payment on receivable	(180,000)	(180)	(8,820)	9,000			-
Cash Received for Subscriptions
Receivable				5,500			5,500
Unrealized Gain/(Loss) on Available-for-sale						25,000
Securities (net of tax)
Net (Loss)					(1,476,327)
Total comprehensive income (loss)							(1,451,327)
Balance, April 30, 2009	168,183,494	168,184	7,974,740	(151,012)	(6,183,443)	25,000	1,833,469

Common Stock Issued for Cash at $0.015
In Private Placement	17,561,665	17,562	245,863	(16,250)			247,175
Common Stock Issued for Cash at $0.02
In Private Placement	1,605,000	1,605	30,495	(1,700)			30,400
Common Stock Issued for Cash at $0.022
In Private Placement	3,050,000	3,050	64,710	-			67,760
Common Stock Issued for Cash at $0.025
In Private Placement	700,000	700	16,800	-			17,500
Common Stock Issued for Cash at $0.033
In Private Placement	300,000	300	9,700	-			10,000
Common Stock Issued for Cash at $0.035
In Private Placement	240,000	240	8,160	-			8,400
Common Stock Issued for Cash at $0.04
In Private Placement	1,125,000	1,125	43,875	(12,900)			32,100
Common Stock Issued for Cash at $0.045
In Private Placement	7,047,300	7,048	310,100	(30,422)			286,726
Common Stock Issued for Cash at $0.05
In Private Placement	1,090,000	1,090	53,410				54,500
Common Stock Issued for services
at $0.02	1,000,000	1,000	19,000				20,000
Common Stock Issued for services
at $0.028	8,400,000	8,400	226,800				235,200
Common Stock Issued for services
at $0.032	1,500,000	1,500	46,500				48,000
Common Stock Issued for services
at $0.035	12,500	12	428				440
Common Stock Issued for services
at $0.047	100,000	100	4,600				4,700
Common Stock Issued for services
at $0.050	750,000	750	36,750				37,500
Common Stock Issued for services
at $0.065	60,000	60	3,840				3,900
Common Stock Issued for services
at $0.083	66,666	67	5,433				5,500
Common Stock Issued for Cash at $0.035
In Private Placement	314,300	314	10,686				11,000
Common Stock Issued for Cash at $0.045
In Private Placement	2,872,400	2,872	126,358	(10,000)			119,230
Common Stock Issued for services
at $0.041	1,850,000	1,850	74,000				75,850
Common Stock Issued for services
at $0.050	250,000	250	12,250				12,500
Cash Received for Subscriptions
Receivable				110,000			110,000
Common Stock Issued for Cash at $0.05
In Private Placement	440,000	440	21,560				22,000
Common Stock Issued for settlement
of lawsuit at $0.05	1,000,000	1,000	49,000				50,000
Common Stock Issued for services
previously unrendered at $0.048	500,000	500	23,500				24,000
Cancellation of Issued Common Stock
due to non-payment on receivable	(996,700)	(997)	(42,528)	43,525			-
Cash Received for Subscriptions
Receivable				24,622			24,622
Common Stock Issued for services
at $0.043	300,000	300	12,600				12,900
Cash Received for Subscriptions
Receivable				19,137			19,137
Reclassification of losses on Available-for-Sale
Securities (net of tax)						(25,000)	(25,000)
Net (Loss)					(3,475,281)
Total comprehensive (loss)							(3,475,281)
Balance, April 30, 2010	219,321,625	$219,322	$9,388,630	$(25,000)	$(9,658,724)	-	$(75,772)

Common Stock Issued for services
at $0.038	500,000	500	18,500				19,000
Common Stock Issued for Land Lease payments
at $0.035	1,500,000	1,500	51,000				52,500
Unrealized Gain/(Loss) on Available-for-sale
Securities (net of tax)						1,384
Net (Loss)					(172,038)
Total comprehensive income (loss)							(170,654)
Balance, July 31, 2010	221,321,625	$221,322	$9,458,130	$(25,000)	$(9,830,762)	1,384	$(174,926)

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

			March 15, 2006
	Three Months Ended July 31,		(Inception)
			to July 31,
	2010	2009	2010
Operating activities
Net loss	$(172,038)	$(635,613)	$(9,830,762)
Adjustments to reconcile net loss
Stock issued for services	31,095	363,994	2,674,248
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	33,536	-	111,025
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	1,338	1,608	25,908
Stock-based compensation	-	-	1,719,171
Other -than-tempoary impairment of investments	-	-	1,224,302
Impairment of Long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Other assets			-
(Increase)/decrease in other current assets	-	245	(22,387)
(Increase)/decrease in prepaid expenses	(3,927)	(5,544)	(25,933)
Increase/(decrease) in accounts payable	(47,539)	(147,238)	657,950
Increase/(decrease) in accrued liabilities	30,948	8,947	333,491

Net cash used by operating activities	(126,587)	(413,601)	(4,284,438)

Investment activities
Investments:
Purchases	-	-	(1,357)
Proceeds from sales	142,805	-	152,075
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	-	(2,563)
Deposit on water rights	-	(800)	(800)
Deposit on reclamation bond	-	-	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	25	(67,742)
Purchase of equipment	-	(2,500)	(17,616)

Net cash used by investment activities	142,805	(3,275)	(47,532)

Financing activities
Proceeds from loans from related parties	-	-	121,864
Repayments of loans from related parties	-	(4,880)	(38,064)
Proceeds from issuance of debt	-	-	149,841
Repayments of debt	(2,624)	-	(3,560)
Proceeds from the sale of stock	-	558,835	4,125,119

Net cash provided by financing activities	(2,624)	553,955	4,355,200

Net increase / (decrease) in cash	13,594	137,079	23,230)

Cash, beginning of period	9,636	(20,057)	-

Cash, end of period	$23,230	$117,022	$23,230

Supplemental Information:
Interest paid	$1,811	$1,034	$5,163
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$54,879	$100,000	54,879
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$-	$150,000	$196,234
Stock issued as reduction of contigent liability	$-	$-	$50,000

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2010, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2010 audited financial statements.  The results of operations for the period ended July 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements have been issued since the filing of the Company’s Form 10-K on August 13, 2010 for the fiscal year ended April 30, 2010 that are likely to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the three months ended July 31, 2010.  For additional details for all stock transactions please see the accompanying consolidated statement of changes in stockholders’ equity.

During the three months ended July 31, 2010, we issued a total of 2,000,000 shares.  500,000 shares were issued for services to vendors and 1,500,000 shares were issued to Independence Gold & Silver Mines LLC as payment of the lease from February 2010 that was still outstanding and as advance payment of the February 2011 lease payment and part of the October 2011 lease payment.  The Company issued no shares for cash during the three months ended July 31, 2010.

NOTE 4 - FINANCIAL INSTRUMENTS

Fair Value Measurements
The Company’s investments in equity securities are classified as available-for-sale.  The investments are initially recorded at cost and reduced for any impairment losses.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of July 31, 2010:

	Level 1	Level 2	Level 3	Total
Marketable equity securities	$2,839	$––	$––	$2,839
Total assets measured at fair value on recurring basis	$2,839	$––	$––	$2,839

NOTE 5 – SIGNIFICANT EVENTS

Sale of Sunergy Shares

During the three months ended July 31, 2010, we sold 4,301,000 of the remaining 4,336,483 Sunergy Inc common shares held by the Company.  We received $142,805 in proceeds from transactions occurring both in open market and private broker settings.

Vote of the Stockholders,

On May 17, 2010, we held our annual meeting in Reno, NV. At which time, a vote was held and the stockholders approved: the appointment of Mark Bailey & Company as the independent auditors; an amendment of the Articles of Incorporation to increase authorized common shares to 500,000,000; an amendment of the Articles of Incorporation to revise the terms of the preferred stock class; an amendment of the Articles of Incorporation to approve an 11 for 10 forward stock split; and the election of the Board of Directors.

NOTE 6 – SUBSEQUENT EVENTS

Appointment of President and CEO

On September 7, 2010, Mr. Paul Wang, a member of the Board of Directors was appointed CEO and President of General Metals Corporation by the Board of Directors replacing Mr. Robert Carrington. Mr. Robert Carrington, former President, will remain a member of the Board of Directors as will Mr. Paul Wang. As such, Mr. Wang becomes the Principal Executive Officer.

Sale of Remaining Sunergy Shares

On August 2, 2010, we sold the remaining 35,483 Sunergy sales for proceeds of $2,839.

NOTE 7 – RELATED PARTY

Our former CEO and President provides ongoing contract geologic services to the Company at the rate of $550 per day plus expenses.  During the three months ended July 31, 2010, the Company has accrued $1,500 for estimated services during the month of July 2010 and $10,616 for expenses incurred during May and June and is included in Exploration and Development. In addition, the Company has expensed $3,000 for fees payable as Board of Directors fees for the three months ended July 31, 2010 and expensed $1,000 for prior period Board fees which is recorded in Management and Consulting. No payments have been made against this debt as of the report date.  As of  July 31, 2010 and April 30, 2010, $88,277 and $73,661 are recorded as accounts payable to related parties.  Mr. Carrington did not charge the Company for services related to his position as President. Mr. Carrington is also a member of Gold Range LLC which retains a 1% net smelter royalty of the Independence project.

Forbush and Associates, of which Dan Forbush, CFO, is the President, provides accounting support and services to the Company at a billed by hour incurred basis. Forbush and Associates is owed $12,620 and $16,249 and relating to hours incurred and reimbursable expenses paid by Forbush and Associates on behalf of the Company at July 31, 2010 and April 30, 2010, respectively. In fiscal year 2011, Forbush and Associates charged $2,074.66  for reimbursable expenses included in General and administrative expenses, and $5,000 was accrued in professional fees included in Management and consulting for services related to the preparation of the 10-K. In fiscal year 2010, Forbush and Associates received $23,671 for reimbursement of health insurance cost for the Company’s officers which cost was included in General and administrative expenses, $28,451 for reimbursable expenses included in General and administrative expenses, and $47,650 in professional fees included in Management and consulting.

As of July 31, 2010 and April 30, 2010, $18,500 and $5,253 respectively is due to Larry Bigler, Mike Powell, Paul Wang and David Salari for reimbursable expenses incurred in their position as members of the Board of Directors and fees related to thereto.

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

The continuation of our company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.  We have been successful in structuring deals in which expenses are paid through the issuances of common shares.  In addition, we have raised additional funds and expect to continue to raise additional funds through private placement equity offerings sufficient to fund our current plan of operations.

The Independence Mine Property

We currently control a 100% undivided leasehold interest in the Independence Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres.  Our Due diligence shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2011.

The Independence Mine project is wholly owned by our company through our subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement we were required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials. This expenditure requirement was fulfilled prior to the year ended April 30, 2008, as we expended approximately $760,000 through that date.  During the year ended April, 30, 2010, we spent approximately $910,000 on exploration and development including the initiation of the permitting process and $2,562,000 inception to April 30, 2010. Through the three months ended July 31, 2010, we spent an additional $39,700 in drilling and permitting of the Independence project.
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

Accomplishments

During the quarter ended July 31, 2010, our company:

1.	submitted the Independent Technical Report in the 43-101 format to the Toronto Stock Exchange.

2.	held an Annual and Special Meeting of the Shareholders, whereat, the shareholders voting by proxy and in person:

a)
confirmed each of Robert G. Carrington, David J. Salari, Daniel J. Forbush and Paul Wang as directors. Mr. Larry M. Bigler resigned prior to the meeting and did not attend. The Company wishes to thank Larry for his contribution and wishes him well in his future endeavors.

b)	ratified Mark Bailey & Company, Ltd, Certified Public Accountants as the Company's independent public accounting firm for the year ending April 30, 2010.

c)	amended the Corporation's Certificate of Incorporation to increase the authorized share capital of common stock from 220,000 shares to 500,000,000 shares, par value of $0.001 per share.

d)
amended the Corporation's Certificate of Incorporation to authorize the directors of the Corporation to fix and determine the designations, rights, preferences and other variations of such class or series within each class of capital stock of the Corporation and to issue such stock for consideration as may be fixed by the Board of Directors.

e)	amended the Corporation's Certificate of Incorporation to approve an 11 for 10 forward stock split of the Corporation's authorized and issued outstanding common stock.

Discussion of Items c) and e):

1)
 The Corporation's authorized share structure has been increased to 500,000,000 shares. This does not mean these shares will be immediately issued causing undue dilution to the Company's current shareholders. These authorized shares will only be issued by the company as needed and permitted to raise additional capital to further the Company's business activities.

2)	The Board has not set the record date of the11 for 10 forward split, but will use the timing to effectively manage the Corporation's stock and market in the Company's securities in the future.

3.	appointed Mike Powell to the Board of Directors.

Subsequent to the end of the quarter, the Board of Directors appointed Paul Wang President of the Company.

North Target

Located at the north end of the Independence claim block, the North target is a shallow low grade occurrence situated approximately 1,200 ft SE of the Sunshine pit. The North target is based on 11 drill holes with a nominal spacing of 380 ft defining a mineralized area approximately 1000 ft by 470 ft. Gold mineralization occurs in a granitic host rock and extends from the surface to 250 ft. Average gold intercept values range from 0.01 opt to 0.026 opt and mineralization is open to the north, east, south and at depth. The BLM permit was amended in April of 2008 to allow drilling of 36 RC drill holes to confirm and define the extent of the gold mineralization.  Drilling is scheduled for later in 2010 and 2011.

Plan of Operations- Permitting and Development Program

During the next twelve months, our company is undertaking a program to move the Independence project toward production.  We anticipate being able to secure necessary studies and permits to allow us to proceed to production in the near term.  We have submitted a current, independent, technical report and resource calculation to be compliant with Canadian National Instrument 43-101 to the Toronto Stock Exchange for review and approval.  This report will not meet SEC Industry Guide 7 guidelines but will provide information in a familiar format for our Canadian and European investors.

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

Liquidity and Capital Requirements

We anticipate that to proceed with our plan of operations we will require additional funds of approximately $3.0 million over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending July 31, 2011.  However our company is always evaluating precious metal property acquisitions and may complete an acquisition of acceptable properties at any time.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $425,000 during the twelve-month period ending July 31, 2011 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Exploration and Development

The exploration and development program currently being executed by our company includes the beginning of the permitting process to move the Independence Project toward production. We expect to expedite this process which will require additional funds of approximately $2.5 million over the next twelve months, exclusive of any acquisition or exploration costs.

Corporate Offices

Our principal business offices are located at 615 Sierra Rose Drive, Suite 1, Reno, NV  89511.  We currently lease our space at an annual cost of $33,000.  We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

On April 28, 2009, we purchased a 480 acre parcel of private land which will be used for mineral processing, equipment storage and maintenance.  The full purchase price was $67,767 with 30% down and the balance by way of seller financing at 10% per annum for a period of 10 years with quarterly payments of $1,874 with no pre-payment penalty. Legal Description: Township 30 North, Range 43 East, M.D.M., Section 17 N/2, SW/4 comprising 480 acres.

Employees

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource services as needed.  As at July 31, 2010, our only employees were our officers.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2010 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Results of Operations – Three Months Ended July 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2010 which are included herein.

Our operating results for the three months ended July 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31
	2010		2009		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$136,691		$633,366		$496,675
Net (loss)		$(172,038)		$(635,613)		$463,575

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The decrease in net loss from the period ended July 31, 2009 to July 31, 2010 relates primarily to there being no drilling program during the current quarter this year compared with an ongoing program in the same quarter last year and there being no management consulting agreements entered into during the quarter compared to several contracts expensed in the prior year .  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the three months ended July 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended July 31
	2010	2009	Change
Depreciation and amortization	$1,338	$1,608	$270
General and administrative	$24,685	$21,679	$(3,006)
Management and consulting	$57,690	$442,327	$384,637
Exploration and development	$39,705	$109,202	$69,497
Professional fees	$13,273	$58,550	$45,277

The decrease in operating expenses for the three months ended July 31, 2010, compared to the same period in fiscal 2009, was mainly due to a decrease in general and administrative expenses of $384,637 from a much lower level of activity during the quarter and a decrease of $69,497 in exploration and development because there was no drilling programs in the current quarter.

We have focused our energy during this quarter on securing financing and furthering the permitting process with all charges being classified as development pushing the project ever closer to production.   We anticipate that the management and consulting costs will increase in the future as we reinvigorate the activities of the company toward bringing the Independence project into production.

Liquidity and Financial Condition

Working Capital

	July 31, 2010	April 30, 2010	Change
Current assets	$95,051	$212,082	$(117,031)
Current liabilities	$964,216	$981,478	$17,262
Working Capital	$(869,165)	$(769,396)	$(99,769)

Cashflow

	Three Months Ended July 31
	2010	2009	Change
Net cash used in operating activities	$(126,587)	$(413,601)	$287,014
Net cash provided/(used) in investing activities	$142,805	$(3,275)	$146,080
Net cash provided/(used) by financing activities	$(2,624)	$553,955	$(556,579)
Net increase/(decrease) in cash during period	$13,594	$137,079	$(123,485)

Our total assets at July 31, 2010 were $829,492. Our financial statements report a net loss of $172,038 for the three months ended July 31, 2010 and a net loss of $9,830,762 for the period from March 15, 2006 (date of inception) to July 31, 2010. We had a cash balance of $23,230 as of July 31, 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

As of July 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our principal executive officer) and our Chief Financial Officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us which is dependent upon the Company receiving shareholder approval for an increase in the number of authorized shares..  The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional salespractice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides additional information for certain stock transactions that occurred during the three months ended July 31, 2010.  For additional details for all stock transaction please see the accompanying consolidated statement of changes in stockholders’ equity.

During the three months ended July 31, 2010, we issued a total of 2,000,000 shares.  500,000 shares were issued for services to vendors and 1,500,000 shares were issued to Independence Gold & Silver Mines LLC as payment of the lease from February 2010 that was still and outstanding and as advance payment of the February 2011 lease payment and part of the October 2011 lease payment.  The Company issued no shares for cash during the three months ended July 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

On May 24, 2010, we elected Mike Powell as a director of our Company. Mike Powell has notified the Board that he will not accept Director fees at this time and will only recieve Dirctor fees for services provided after the Company's capitalization plans are implemented.

On September 3, 2010, we appointed Paul Wang as President of our Company.

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

GENERAL METALS CORPORATION
(Registrant)

Dated: September 20, 2010	/s/ Paul Wang
Paul Wang
President
(Principal Executive Officer)

Dated: September 20, 2010	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)