Form 10-Q
period 2010-10-31
GENERAL METALS CORP
filed 2010-12-20
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to_______

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

 226,024,719 common shares issued and outstanding as of December 17, 2010.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheet

	October 31,	April 30
	2010	2010
ASSETS

Current assets
Cash and cash equivalents	$288	$9,636
Short-term investments	-	177,796
Prepaid expenses	42,771	24,650

Total current assets	43,059	212,082

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	13,621	16,296
Other assets	37,800	37,800

Total other assets	733,104	735,779

Total assets	$776,163	$947,861
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable, current portion	$6,951	$106,750
Accounts payable	573,687	610,326
Accrued liabilities	192,055	120,439
Accounts payable to related parties	124,225	95,163
Loan from related parties	33,800	48,800

Total current liabilities	930,718	981,478

Long-term liabilities
Notes payable, net of current portion	39,330	42,155

Total long-term liabilities	39,330	42,155

Total liabilities	970,048	1,023,633

Commitments and Contingencies

Stockholders' (deficit)
Preferred stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-

Common stock, authorized 500,000,000
shares, par value $0.001, issued and
outstanding on October 31, 2010 and April 30, 2010
is 225,202,577 and 219,321,625 respectively	225,203	219,322

Additional paid-in capital	9,590,499	9,388,630
Subscriptions (receivable)	(25,000)	(25,000)
Accumulated deficit during exploration stage	(9,984,587)	(9,658,724)

Total stockholders' (deficit)	(193,885)	(75,772)

Total liabilities and stockholders' (deficit)	$776,163	$947,861

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

					March 15, 2006
	Three Months Ended October 31,		Six Months Ended October 31,		to October 31,
	2010	2009	2010	2009	2010
Revenue	$-	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	1,337	1,790	2,675	3,398	27,245
General and administrative	19,368	47,710	44,053	69,389	1,368,088
Management and consulting	60,531	261,067	118,221	703,394	5,264,217
Exploration and development	25,060	321,029	64,765	430,231	2,627,003
Professional fees	46,552	68,261	59,825	126,811	605,327

Total expenses	152,848	699,857	289,539	1,333,223	9,891,880

(Loss) from operations	(152,848)	(699,857)	(289,539)	(1,33,223)	(9,891,880)

Other income (expenses)
Interest expense	(1,553)	(1,372)	(3,364)	(3,619)	(26,390)
Gain on sale of mineral properties	-	-	-	-	1,249,072
Realized gain/(loss) on sale of investments	1,384	(1,906)	(32,152)	(1,906)	(109,641)
Other income	-	-	-	-	12,200
Gain/(loss) on foreign currency exchange	(808)	-	(808)	-	6,354
Other than temporary impairment of investments	-	-	-	-	(1,224,302)

(Loss) before income taxes	(153,826)	(703,135)	(325,863)	(1,338,748)	(9,984,587)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(153,826)	$(703,135)	$(325,863)	$(1,338,748)	$(9,984,587)

Earnings per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic & Diluted	221,490,362	215,981,328	221,242,950	202,487,296

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity and Comprehensive Loss

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Balance, April 30, 2005	31,354,400	$31,354	$450,523	$(127,500)	$(208,251)	-	$146,126

Cash Received for Subscriptions
Receivable				127,500			127,500
Common Stock Issued for Cash at $0.25
In Private Placement	44,000	44	4,956				5,000
Common Stock Issued for Cash at $0.125
In Private Placement	26,400	26	2,974				3,000
Common Stock Issued at $0.001 to
exercise lease agreement	5,500,000	5,500	530,350				535,850
Common Stock Issued for Cash at $0.125
In Private Placement	2,782,450	2,782	313,406				316,188
Common Stock Issued in Reorganization	8,436,541	8,437	(787,983)		208,251		(571,295)
Common Stock Issued to Convert Debt at
0.0185 as Agreed in February 2005	22,034,546	22,035	591,998				614,033
Common Stock Issued as Incentive	550,000	550	(50)				500
Common Stock Returned and Cancelled	(550,000)	(550)	50				(500)
Common Stock Issued in Exercise of
Warrants at $0.25	702,900	703	159,047				159,750
Net (Loss)					(637,068)		(637,068)
Balance, April 30, 2006	70,881,237	70,881	1,265,271	-	(637,068)	-	699,084

Deposit received on Private Placement				76,000			76,000
Common Stock Issued in Exercise of
Warrants at $0.25	110,000	110	24,890				25,000
Common Stock Issued for Cash at $0.125
In Private Placement	440,000	440	49,560	(50,000)			-
Common Stock Issued for Service at
$0.125 per share	158,400	158	17,842				18,000
Common Stock Issued for Purchase of
fixed asset at $0.075	220,000	220	14,780				15,000
Common Stock Issued for Cash at $0.075	164,495	164	11,052				11,216
Common Stock Issued for Services at
$0.075 per share	330,000	330	22,170				22,500
Common Stock Issued to Convert Debt
$0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.075
In Private Placement	3,770,063	3,770	253,280	(163,800)			93,250
Common Stock Issued for Cash at $0.075
For Exploration Rights	1,100,000	1,100	249,828				250,928
Common Stock Issued for Cash at $0.075
For Employee Incentive	275,000	275	18,475				18,750
Common Stock Issued for Cash at $0.125
In Private Placement	2,332,000	2,332	262,668				265,000
Common Stock Issued for Cash at $0.125
In Private Placement	363,440	363	40,937	(41,300)			-
Cash Received for Subscriptions
Receivable				137,800			137,800
Stock-based compensation expense			1,447,734				1,447,734
Net (Loss)					(2,087,666)		(2,087,666)
Balance, April 30, 2007	80,657,967	80,656	3,712,974	(41,300)	(2,724,734)	-	1,027,596

The accompanying notes are an integral part of these statements

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)
Common Stock issued to convert Debt at
$0.075 per share	513,333	513	34,487				35,000
Common Stock Issued for Cash at $0.125
In Private Placement	667,040	667	75,133				75,800
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.075	2,520,979	2,522	157,243				159,765
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	654,500	655	118,345				119,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.125	44,000	44	4,956				5,000
Common Stock Issued for purchase of
asset at $0.125	132,000	132	14,868				15,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	216,000	216	42,984				43,200
Common Stock Issued for Cash at $0.125
In Private Placement	52,470	53	6,506				6,559
Cash Received for Subscriptions
Receivable				50,300			50,300
Common Stock Issued for Cash at $0.20
In Private Placement	2,503,000	2,503	484,497	(160,000)			327,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.07	733,334	733	49,267				50,000
Common Stock Issued for Cash at $0.15
In Private Placement	900,000	900	134,100	(35,000)			100,000
Cash Received for Subscriptions
Receivable				151,000			151,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.068	146,667	147	9,853				10,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.10	110,000	110	7,390				7,500
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	176,000	176	19,824				20,000
Common Stock Issued for services to the
advisory board at $0.15	2,000,000	2,000	298,000				300,000
Common Stock Issued for Cash at $0.15
In Private Placement	100,000	100	14,900				15,000
Common Stock Issued in Exercise of Share
Purchase warrants at $0.075	86,667	87	8,913	(9,000)			-
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	2,200	2	248				250
Common Stock Issued for Cash at $0.20
In Private Placement	590,000	590	58,410				59,000
Common Shares issued for Cash at $0.15
In Private Placement	44,299	44	6,601				6,645
Common Stock Issued in Exercise of
Share Purchase warrants at $0.068	146,300	147	9,853				10,000
Common Stock Issued for services $at 0.125	100,000	100	12,400				12,500
Common Stock Issued for Cash at $0.20
In Private Placement	100,000	100	9,900				10,000
Common Stock Issued for Cash at $0.05
In Private Placement	400,000	400	19,600				20,000
Common Stock Issued in Exercise
of Share Purchase warrants at $0.05	275,000	275	13,475				13,750
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	29,412	30	2,470				2,500
Cash Received for Subscriptions
Receivable				38,500			38,500
Stock-based compensation expense			139,333				139,333
Net (Loss)					(1,982,382)		(1,982,382)
Balance, April 30, 2008	93,901,168	93,902	$5,466,530	$(5,500)	$(4,707,116)	$-	$847,816

The accompanying notes are an integral part of these statements

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)
Common Stock Issued for Cash at $0.14
In Private Placement	7,000,000	7,000	93,000	(95,000)			5,000
Common Stock Issued for Cash at $0.15
In Private Placement	2,000,000	2,000	28,000	(14,387)			15,613
Common Stock Issued for Cash at $0.18
In Private Placement	1,000,000	1,000	16,500				17,500
Common Stock Issued for Cash at $0.2
In Private Placement	8,400,000	8,400	159,600	(15,000)			153,000
Common Stock Issued for Cash at $0.25
In Private Placement	2,502,000	2,502	59,998	(1,000)			61,500
Common Stock Issued for Cash at $0.05
In Private Placement	8,274,000	8,274	380,326	(34,000)			354,600
Common Stock Issued for Cash at $0.075
In Private Placement	870,000	870	64,280				65,150
Common Stock Issued for Cash at $0.10
In Private Placement	150,000	150	14,850				15,000
Common Stock Issued for Cash at $0.15
In Private Placement	416,000	416	30,784				31,200
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	33,930	34	2,841	(625)			2,250
Common Stock Issued for services $ at 0.017	750,000	750	12,250				13,000
Common Stock Issued for services $ at 0.02	3,500,000	3,500	66,500				70,000
Common Stock Issued for services at 0.021	4,250,000	4,250	85,000				89,250
Common Stock Issued for services at 0.024	2,500,000	2,500	57,500				60,000
Common Stock Issued for services at 0.025	1,000,000	1,000	24,000				25,000
Common Stock Issued for services at 0.029	581,396	581	20,326				20,907
Common Stock Issued for services at 0.03	10,000,000	10,000	290,000				300,000
Common Stock Issued for services at 0.036	11,000,000	11,000	385,000				396,000
Common Stock Issued for services at 0.05	3,100,000	3,100	151,900				155,000
Common Stock Issued for services at 0.075	838,000	838	61,912				62,750
Common Stock Issued for services at 0.08	4,147,000	4,147	327,613				331,760
Common Stock Issued for services at 0.086	2,000,000	2,000	170,000				172,000
Common Stock Issued for services at 0.10	150,000	150	14,850				15,000
Cancellation of Issued Common Stock
due to non-payment on receivable	(180,000)	(180)	(8,820)	9,000			-
Cash Received for Subscriptions
Receivable				5,500			5,500
Unrealized Gain/(Loss) on Available-for-sale						25,000
Securities (net of tax)
Net (Loss)					(1,476,327)
Total comprehensive income (loss)							(1,451,327)
Balance, April 30, 2009	168,183,494	168,184	7,974,740	(151,012)	(6,183,443)	25,000	1,833,469

The accompanying notes are an integral part of these statements

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Total
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)
Common Stock Issued for Cash at $0.015
In Private Placement	17,561,665	17,562	245,863	(16,250)			247,175
Common Stock Issued for Cash at $0.02
In Private Placement	1,605,000	1,605	30,495	(1,700)			30,400
Common Stock Issued for Cash at $0.022
In Private Placement	3,050,000	3,050	64,710	-			67,760
Common Stock Issued for Cash at $0.025
In Private Placement	700,000	700	16,800	-			17,500
Common Stock Issued for Cash at $0.033
In Private Placement	300,000	300	9,700	-			10,000
Common Stock Issued for Cash at $0.035
In Private Placement	240,000	240	8,160	-			8,400
Common Stock Issued for Cash at $0.04
In Private Placement	1,125,000	1,125	43,875	(12,900)			32,100
Common Stock Issued for Cash at $0.045
In Private Placement	7,047,300	7,048	310,100	(30,422)			286,726
Common Stock Issued for Cash at $0.05
In Private Placement	1,090,000	1,090	53,410				54,500
Common Stock Issued for services at $0.02	1,000,000	1,000	19,000				20,000
Common Stock Issued for services at $0.028	8,400,000	8,400	226,800				235,200
Common Stock Issued for services at $0.032	1,500,000	1,500	46,500				48,000
Common Stock Issued for services at $0.035	12,500	12	428				440
Common Stock Issued for services at $0.047	100,000	100	4,600				4,700
Common Stock Issued for services at $0.050	750,000	750	36,750				37,500
Common Stock Issued for services at $0.065	60,000	60	3,840				3,900
Common Stock Issued for services at $0.083	66,666	67	5,433				5,500
Common Stock Issued for Cash at $0.035
In Private Placement	314,300	314	10,686				11,000
Common Stock Issued for Cash at $0.045
In Private Placement	2,872,400	2,872	126,358	(10,000)			119,230
Common Stock Issued for services at $0.041	1,850,000	1,850	74,000				75,850
Common Stock Issued for services at $0.050	250,000	250	12,250				12,500
Cash Received for Subscriptions
Receivable				110,000			110,000
Common Stock Issued for Cash at $0.05
In Private Placement	440,000	440	21,560				22,000
Common Stock Issued for settlement of lawsuit at $0.05	1,000,000	1,000	49,000				50,000
Common Stock Issued for services
previously unrendered at $0.048	500,000	500	23,500				24,000
Cancellation of Issued Common Stock
due to non-payment on receivable	(996,700)	(997)	(42,528)	43,525			-
Cash Received for Subscriptions
Receivable				24,622			24,622
Common Stock Issued for services at $0.043	300,000	300	12,600				12,900
Cash Received for Subscriptions
Receivable				19,137			19,137
Reclassification of losses on Available-for-Sale
Securities (net of tax)						(25,000)	(25,000)
Net (Loss)					(3,475,281)
Total comprehensive (loss)							(3,475,281)
Balance, April 30, 2010	219,321,625	219,322	9,388,630	(25,000)	(9,658,724)	-	(75,772)

Common Stock Issued for services at $0.038	500,000	500	18,500				19,000
Common Stock Issued for Land Lease paymentsat $0.035	1,500,000	1,500	51,000				52,500
Common Stock Issued for Cash in Private Placement at $0.042	505,952	506	20,744				21,250
Common Stock Issued to close previous Private Placement unissued due to insufficient authorized shares at $0.033	3,000,000	3,000	97,000				100,000
Common Stock Issued to close previous Private Placement unissued due to insufficient authorized shares at $0.04	375,000	375	14,625				15,000
Net (Loss)					(325,863)
Total comprehensive income (loss)							(325,863)
Balance, October 31, 2010	225,202,577	$225,203	$9,590,499	$(25,000)	$(9,984,587)	-	$(193,885)

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

			March 15, 2006
			(Inception)
	Six Months Ended October 31,		to October 31,
	2010	2009	2010
Operating activities
Net loss	$(325,863)	$(1,338,748)	$(9,984,587)
Adjustments to reconcile net loss
Stock issued for services	46,820	611,444	2,690,149
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	32,152	1,906	109,641
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	2,675	3,398	27,245
Stock-based compensation	-	-	1,719,171
Other -than-temporary impairment of investments	-	-	1,224,302
Impairment of Long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Other assets			-
(Increase)/decrease in other current assets	-	(54,777)	(22,387)
(Increase)/decrease in prepaid expenses	6,558	(54,833)	(15,623)
Increase/(decrease) in accounts payable	(7,577)	(97,296)	697,912
Increase/(decrease) in accrued liabilities	71,616	5,001	374,159

Net cash used by operating activities	(173,619)	(923,905)	(4,331,469)

Investment activities
Investments:
Purchases	-	(1,356)	(1,357)
Proceeds from sales	145,644	-	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	(2,563)	(2,563)
Deposit on water rights	-	(800)	(800)
Deposit on reclamation bond	-	(16,994)	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	25	(67,742)
Purchase of equipment	-	(4,568)	(17,616)

Net cash provoded/(used) by investment activities	145,644	(25,662)	(44,693)

Financing activities
Proceeds from loans from related parties	-	-	121,864
Repayments of loans from related parties	-	(4,880)	(38,064)
Proceeds from issuance of debt	-	-	149,841
Repayments of debt	(2,624)	-	(3,560)
Proceeds from the sale of stock	21,250	994,791	4,146,369

Net cash provided by financing activities	18,626	988,497	4,376,450

Net increase / (decrease) in cash	(9,349)	38,930	288

Cash, beginning of period	9,636	(20,057)	-

Cash, end of period	$288	$18,873	$288

Supplemental Information:
Interest paid	$3,364	$3,619	$6,717
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$38,978	$80,809	$38,978
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$-	$150,000	$196,234
Stock issued as reduction of contingent liability	$-	$-	$50,000
Stock issued as reduction of related party loans	$15,000	$-	$15,000
Stock issued as reduction of short-term note payable	$100,000	$-	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2010, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2010 audited financial statements.  The results of operations for the period ended October 31, 2010 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the six months ended October 31, 2010.  For additional details for all stock transactions please see the accompanying consolidated statement of changes in stockholders’ equity.

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

During the three months ended October 31, 2010, we issued a total of 3,880,952 shares.  505,952 shares were issued for cash to the Board of Directors in private placement at $0.042 per share for receipt of cash totaling $21,250.  3,000,000 shares were issued to a private investor that entered into a private placement in November 2009 for $100,000 cash at $0.033 per share but shares were not issued due to insufficient authorized capital available.  375,000 shares were issued to related parties that entered into private placements during March 2010 for $15,000 cash at $0.04 per share but shares were not issued due to insufficient authorized capital available. Shares became available after the Annual Shareholders meeting held May 15, 2010 in which shareholders approved the increase in the authorized shares from 220,000,000 to 500,000,000 and appropriate paperwork filed to amend the Articles of Incorporation.

NOTE 4 - FINANCIAL INSTRUMENTS

Fair Value Measurements
The Company’s investments in equity securities are classified as available-for-sale.  The investments are initially recorded at cost and reduced for any impairment losses.

As of October 31, 2010, the Company has liquidated its position in all previously held securities and investments.

NOTE 5 – SIGNIFICANT EVENTS

Sale of Sunergy Shares

During the three months ended October 31, 2010, we sold the remaining 35,483 Sunergy Inc common shares held by the Company. During the three months ended July 31, 2010, we sold 4,301,000 of the remaining 4,336,483 Sunergy Inc common shares held by the Company.  We received $2,838 and $142,805 in proceeds during each period respectively from transactions occurring both in open market and private broker settings.

Appointment of President

On September 7, 2010, Mr. Paul Wang, a member of the Board of Directors was appointed CEO and President of General Metals Corporation by the Board of Directors replacing Mr. Robert Carrington. Mr. Robert Carrington, former President, remains a member of the Board of Directors as does Mr. Paul Wang. As such, Mr. Wang became the Principal Executive Officer. See Note 6 - Subsequent Events below for additional information.

Cancellation of Board Fees

On September 7, 2010, the Board of Directors unanimously voted to forego all future board of director fees and to cancel all contracts and fee arrangements for members of the Advisory Board until further notice and upon sufficient funding and capitalization of the Company. The Company has thus stopped accruing fees payable to the Board of Directors as of August 31, 2010.

Memorandum of Understanding with Gold Canyon Mining

The Company and Gold Canyon Mining & Construction entered into a Memorandum of Understanding for an exclusive mining construction arrangement at our Independence Property. The memorandum covers construction, development, and for the provision of ongoing contract mining once the mine is in production. The Company is further evaluating the impact of the signing of this agreement.

NOTE 6 – SUBSEQUENT EVENTS

We evaluated subsequent events through December 20, 2010, which is the date the financial statements were issued.

On November 6, 2010, we entered into an agreement to settle the outstanding accrual due and payable to Steve Parent, former President, and Judy Parent, wife of Steve Parent, that were employees of the Company for wages from November 30, 2009 up until the date of Mr. Parent’s resignation from the Board of Directors and as President on January 28, 2010. Outstanding accrual as of November 6, 2010 was $30,000 due to Mr. Parent and $7,500 due to Mrs. Parent for unpaid wages. The Company and Mr. and Mrs. Parent agreed to settle unpaid wages for stock in the amount 440,000 shares net of payroll taxes for all accruals payable to Mr. and Mrs. Parent.

On December 16, 2010, the Board of Directors approved the 11 for 10 forward stock split previously approved by the shareholders at the Annual Shareholders General Meeting held on May 15, 2010. The record date will be December 29, 2010 with an effective date of January 4, 2011 subject to approval by Financial Industry Regulatory Authority (FINRA).

On December 17, 2010, Mr. Paul Wang was relieved of his role as President and Chief Executive Officer of the Company but remains a member of the board of directors. Additionally, Mr. Carrington, Mr. Powell, and Mr. Salari all resigned as directors of the Company.  Mr. Keith Belingheri, Mr. Dan Dyer, and Mr. Larry Bigler were appointed to the Board of Directors.  Mr. Larry Bigler returns to the Board of Directors and was also appointed as Chairman of the Audit Committee.

On December 17, 2010, we entered into a private placement for immediate receipt of funding of $125,000.

On December 17, 2010, Dan Forbush was appointed Chairman and Chief Executive Officer of the Company in addition to his role as Chief Financial Officer. In his role as Chief Executive Officer, due to his appointment as CEO, Dan Forbush has also assumed the role as Principal Executive Officer.

NOTE 7 – RELATED PARTY

Our former CEO and President, Mr. Carrington, provides ongoing contract geologic services to the Company at the rate of $550 per day plus expenses.  During the three months ended October 31, 2010, the Company has accrued $1,500 for estimated services. The Company has accrued $1,500 for estimated services during the month of July 2010 and $10,616 for expenses incurred during May and June and is included in Exploration and Development. In addition, the Company has expensed $1,000 for fees payable as Board of Directors fees for the month of August 2010 and $3,000 for the three months ended July 31, 2010 and expensed $1,000 for prior period Board fees which is recorded in Management and Consulting. No payments have been made against this debt as of the report date.  As of October 31, 2010 and April 30, 2010, $89,277 and $73,661 are recorded as accounts payable to related parties.  Mr. Carrington did not charge the Company for services related to his position as President. Mr. Carrington is also a member of Gold Range LLC which retains a 1% net smelter royalty of the Independence project.

Forbush and Associates, of which Dan Forbush, CFO (and additionally as of December 17, 2010 Chief Executive Officer of the Company – refer to footnote 6 for further information), is the President, provides accounting support and services to the Company at a billed by hour incurred basis. Forbush and Associates is owed $12,021 and $16,249 relating to hours incurred and reimbursable expenses paid by Forbush and Associates on behalf of the Company at October 31, 2010 and April 30, 2010, respectively. In fiscal year 2011, Forbush and Associates charged $5,506  for reimbursable expenses included in General and administrative expenses. In fiscal year 2010, Forbush and Associates received $23,671 for reimbursement of health insurance cost for the Company’s officers which cost was included in General and administrative expenses, $28,451 for reimbursable expenses included in General and administrative expenses, and $47,650 in professional fees included in Management and consulting. Mr. Forbush also receives wages from the Company in accordance with his employment as an officer of the Company.  Mr. Forbush has not received payment on those wages since November 30, 2009.  Mr. Forbush is owed $105,000 and $85,000 in unpaid wages as of October 31, 2010 and April 30, 2010 respectively.

As of October 31, 2010, we had accrued unpaid wages due to Mr. Steve Parent, our former President, and Mrs. Judy Parent for their services from November 30, 2009 to the date of his resignation at January 28, 2010.  At April 30, 2010 and October 31, 2010, we had accrued unpaid wages in the amount of $30,000 to Mr. Parent and $7,500 to Mrs. Parent.

As of October 31, 2010, our now former President, Mr. Paul Wang, had entered into an employment agreement with the Company to receive an annual salary of $80,000 ($6,667 per month) but had yet to receive payment on wages from the date of his hiring on September 3, 2010 to October 31, 2010.  As such, we have accrued $13,334 for unpaid wages due Mr. Wang as of October 31, 2010.  Additionally, Mr. Wang also received compensation for his services as a member of the Board of Directors prior to his appointment as President of the Company.  Due to the funding of the Company, these fees are unpaid. As of October 31, 2010, and April 30, 2010, respectively, we have accrued $5,500 and $1,500 respectively for these fees.

As of October 31, 2010 and April 30, 2010, $16,000 and $3,753 respectively is due to Larry Bigler, Mike Powell, and David Salari for reimbursable expenses incurred in their position as members of the Board of Directors and fees related to thereto.

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

The Independence Mine project is wholly owned by our company through our subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement we were required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials. This expenditure requirement was fulfilled prior to the year ended April 30, 2008, as we expended approximately $760,000 through that date.  During the year ended April, 30, 2010, we spent approximately $910,000 on exploration and development including the initiation of the permitting process and $2,562,000 inception to April 30, 2010. Through the six months ended October 31, 2010, we spent an additional $64,765 in drilling and permitting of the Independence project.

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

2)	On December 16, 2010, the Board has set the record date of the11 for 10 forward split for December 29, 2010 with an effective date of January 4, 2010.

3.	appointed Mike Powell to the Board of Directors.

During the quarter ended October 31, 2010, our Company:

1.	appointed Paul Wang President of the Company, though he is no longer the President of the Company as of December 17, 2010.

2.	announced the significant intercepts contained in holes GM 85, 86, 87, 88, 89, 90, 91 and 92

Drill Hole	From (ft)	To (ft)	Length	opt Au	opt Ag
GM-103	125	165	40	0.013	0.07
Also	220	325	105	0.049	0.26
Including	295	305	10	0.249	0.32
GM-104	90	175	85	0.014	0.22
Including	135	155	20	0.024	0.40
GM-105	50	115	65	0.015	0.34
Including	85	110	25	0.027	0.53
GM-106	70	90	20	0.012	1.6
Also	195	230	35	0.013	0.36
GM-107	45	225	180	0.015	0.46
Including	95	135	40	0.035	0.84
GM-109	0	30	30	0.032	1.39
Including	255	295	40	0.33	0.92
GM-111	0	5	5	0.05	3.21
Also	255	400	145	0.34	0.63
Including	305	390	85	0.055	0.99
GM-113	160	310	150	0.017	0.10
Including	215	305	90	0.025	0.12
GM-119	170	305	135	0.015	0.08
Including	260	305	45	0.039	0.20
GM-120	0	365	365	0.014	0.08
Including	260	305	45	0.039	0.20
And	80	115	35	0.033	0.16

Subsequent to the end of the quarter, our Company;

1.	entered into a memorandum of understanding with Gold Country Mining & Construction to provide construction and ongoing contract mining at the Independence Property

2.	by vote of the Board of Directors, approved the 11 for 10 forward stock split with a record date of December 29, 2010 and an effective date of January 4, 2010.

3.	relieved Paul Wang from his role as President and Chief Executive Officer on December 17, 2010, though he remains a member of the Board of Directors.

4.	received the resignations of Mr. Robert Carrington, Mr. David Salari, and Mr. Michael Powell from the Board of Directors on December 17, 2010.

5.	appointed Mr. Keith Belingheri, Mr. Dan Dyer, and Mr. Larry Bigler, to the Board of Directors with Mr. Bigler serving as Chairman of the Audit Committee.

6.	received in private placement $125,000 for the sale of common stock of the Company.

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

During the quarter ended October 31, 2010, the Company and Gold Canyon Mining & Construction entered into a Memorandum of Understanding for an exclusive mining construction arrangement at our Independence Property. The memorandum covers construction, development, and for the provision of ongoing contract mining once the mine is in production. The memorandum calls for Gold Canyon Mining & Construction to provide a survey team to evaluate the equipment requirement at the property. The Company continues to evaluate the impact and future implications of the signing of this agreement and the assistance it will provide in the intentions for fast ramp up production.

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

On December 17, 2010, we received a large private placement from four investors of $125,000 for purchase of our common shares.  We have also received additional commitments for funding to be received within the next 30 days.  We continue to explore opportunities for the receipt of funding in either equity or financing transactions. As we receive these funds, the Board of Directors and Management evaluate the best use of the funding received so as to continue on the path of fast ramp up to production while maintaining compliance with applicable laws and regulations including payment of wages to terminated employees within timeframes stipulated by the State labor commission and payment of outstanding invoices to our vendors.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending October 31, 2011.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $400,000 during the twelve-month period ending October 31, 2011 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

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

Employees

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource services as needed.  As at October 31, 2010, our only employees were our officers.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2010 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Results of Operations – Six Months Ended October 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2010 which are included herein.

Our operating results for the six months ended October 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended October 31
	2010		2009		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$289,539		$1,333,223		$1,043,684
Net (loss)		$(325,863)		$(1,338,748)		$1,012,885

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The decrease in net loss from the period ended October 31, 2009 to October 31, 2010 relates primarily to there being no drilling program during the current six months this year compared with an ongoing program in the same period last year and there being no management consulting agreements entered into during the quarter compared to several contracts expensed in the prior year.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the six months ended October 31, 2010 and 2009 are outlined in the table below:

	Six Months Ended October 31
	2010	2009	Change
Depreciation and amortization	$2,675	$3,398	$723
General and administrative	$44,053	$69,389	$25,336
Management and consulting	$118,221	$703,394	$585,173
Exploration and development	$64,765	$430,231	$365,466
Professional fees	$59,825	$126,811	$66,986

The decrease in operating expenses for the six months ended October 31, 2010, compared to the same period in fiscal 2009, was mainly due to a decrease in management and consulting of $585,173 from a much lower level of activity during the quarter and a decrease of $365,466 in exploration and development because there was no drilling programs in the current year.

We have focused our energy during this quarter on securing financing and furthering the permitting process with all charges being classified as development pushing the project ever closer to production.   We anticipate that the management and consulting costs will increase in the future as we reinvigorate the activities of the company toward bringing the Independence project into production.

Liquidity and Financial Condition

Working Capital

	October 31, 2010	April 30, 2010	Change
Current assets	$43,059	$212,082	$(169,023)
Current liabilities	$930,718	$981,478	$50,760
Working Capital	$(887,659)	$(769,396)	$(118,263)

Cash flow

	Six Months Ended October 31
	2010	2009	Change
Net cash used in operating activities	$(173,619)	$(923,905)	$750,286
Net cash provided/(used) in investing activities	$145,644	$(25,662)	$171,306
Net cash provided/(used) by financing activities	$18,626	$988,497	$(969,871)
Net increase/(decrease) in cash during period	$(9,349)	$38,930	$(48,279)

Our total assets at October 31, 2010 were $776,163. Our financial statements report a net loss of $325,863 for the six months ended October 31, 2010 and a net loss of $9,984,587 for the period from March 15, 2006 (date of inception) to October 31, 2010. We had a cash balance of $288 as of October 31, 2010.

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

On December 17, 2010, we received a large private placement of $125,000 for purchase of common shares of the company at $0.04 per share. Additionally, we have received commitments for other fundings to arrive within the next 30 days.  We continue to explore and seek for funding opportunities through either equity or loan transactions. As we receive funding, the use of available funding is evaluating by Management and the Board of Directors for its priority of use.

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

As of October 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our principal executive officer) and our Chief Financial Officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides additional information for certain stock transactions that occurred during the six months ended October 31, 2010.  For additional details for all stock transaction please see the accompanying consolidated statement of changes in stockholders’ equity.

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

During the three months ended October 31, 2010, we issued 505,952 shares in private placement at $0.042 per share for $21,250 in cash.  We issued 3,000,000 and 375,000 shares at $0.033 and $0.04 per share respectively to close out previous subscribed private placements that were recorded as short-term note payable and related party note payable respectively due to insufficient available authorized capital at the time of the subscription.

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

GENERAL METALS CORPORATION
(Registrant)

Dated: December 20, 2010	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)