Form 10-Q
period 2011-01-31
GENERAL METALS CORP
filed 2011-03-16
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_______

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
(Do not check if a smaller reporting company)

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

264,023,093 common shares issued and outstanding as of March 14, 2011.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheet

	January 31,	April 30
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$209,744	$9,636
Short-term investments	-	177,796
Prepaid expenses	111,018	24,650

Total current assets	320,762	212,082

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	12,283	16,296
Other assets	37,800	37,800

Total other assets	731,766	735,779

Total assets	$1,052,528	$947,861

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Notes payable, current portion	$7,054	$106,750
Accounts payable	360,963	517,495
Accrued liabilities	103,930	120,439
Accounts payable to related parties	194,694	187,994
Loan from related parties	28,800	48,800

Total current liabilities	695,441	981,478

Long-term liabilities
Notes payable, net of current portion	38,428	42,155

Total long-term liabilities	38,428	42,155

Total liabilities	733,869	1,023,633

Commitments and Contingencies

Stockholders' equity (deficit)
Preferred stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-

Common stock, authorized 550,000,000
shares, par value $0.001, issued and
outstanding on January 31, 2011 and April 30, 2010
is 264,023,093 and 241,253,900 respectively	264,024	241,254

Additional paid-in capital	10,169,028	9,366,698
Subscriptions receivable	-	(25,000)
Accumulated deficit during exploration stage	(10,114,393)	(9,658,724)

Total stockholders' equity (deficit)	318,659	(75,772)

Total liabilities and stockholders' equity/(deficit)	$1,052,528	$947,861

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

					March 15, 2006
					(Inception)
	Three Months ended January 31,		Nine Months Ended January 31,		to January 31,
	2011	2010	2011	2010	2011
Revenue	$-	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	1,338	2,270	4,013	5,668	28,583
General and administrative	5,764	121,818	49,817	191,207	1,373,852
Management and consulting	68,084	117,330	186,305	820,724	5,332,301
Exploration and development	16,981	331,239	81,746	761,470	2,643,984
Professional fees	39,642	36,937	99,467	163,748	644,969

Total expenses	131,809	609,594	421,348	1,942,817	10,023,689

(Loss) from operations	(131,809)	(609,594)	(421,348)	(1,942,817)	(10,023,689)

Other income (expenses)
Interest expense	(509)	(1,287)	(3,873)	(4,906)	(26,899)
Other income	2,500	-	2,500	-	14,700
Gain on sale of mineral properties	-	-	-	-	1,249,072
Realized (loss) on sale of investments	-	-	(32,152)	(1,906)	(109,641)
Other than temporary impairment of investments	-	-	-	-	(1,224,302)
Gain/(loss) on foreign currency exchange	12	-	(796)	-	6,366

(Loss) before income taxes	(129,806)	(610,881)	(455,669)	(1,949,629)	(10,114,393)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(129,806)	$(610,881)	$(455,669)	$(1,949,629)	$(10,114,393)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic & Diluted	253,712,980	241,147,092	246,815,823	228,873,048

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity and Comprehensive Loss

	Common Stock			Stock	(Deficit)Accumulated During	Accumulated Other	Total
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Balance, April 30, 2005	34,489,840	$34,489	$447,388	$(127,500)	$(208,251)	-	$146,126
Cash Received for Subscriptions Receivable				127,500			127,500
Common Stock Issued for Cash at $0.25 In Private Placement	48,400	48	4,952				5,000
Common Stock Issued for Cash at $0.125 In Private Placement	29,040	29	2,971				3,000
Common Stock Issued at $0.001 to exercise lease agreement	6,050,000	6,050	529,800				535,850
Common Stock Issued for Cash at $0.125 In Private Placement	3,060,695	3,060	313,128				316,188
Common Stock Issued in Reorganization	9,280,195	9,281	(788,827)		208,251		(571,295)
Common Stock Issued to Convert Debt at 0.0185 as Agreed
in February 2005	24,238,000	24,239	589,795				614,034
Common Stock Issued as Incentive	605,000	605	(105)				500
Common Stock Returned and Cancelled	(605,000)	(605)	105				(500)
Common Stock Issued in Exercise of Warrants at $0.25	773,190	773	158,977				159,750
Net (Loss)					(637,068)		(637,068)

Balance, April 30, 2006	77,969,360	77,969	1,258,184	-	(637,068)	-	699,085
Deposit received on Private Placement				76,000			76,000
Common Stock Issued in Exercise of Warrants at $0.25	121,000	121	24,879				25,000
Common Stock Issued for Cash at $0.125 In Private Placement	484,000	484	49,516	(50,000)			-
Common Stock Issued for Service at $0.125 per share	174,240	174	17,826				18,000
Common Stock Issued for Purchase of fixed asset at $0.075	242,000	242	14,758				15,000
Common Stock Issued for Cash at $0.075	180,945	180	11,036				11,216
Common Stock Issued for Services at $0.075 per share	363,000	363	22,137				22,500
Common Stock Issued to Convert Debt $0.075 per share	564,666	564	34,436				35,000
Common Stock Issued for Cash at $0.075 In Private Placement	4,147,069	4,147	252,903	(163,800)			93,250
Common Stock Issued for Cash at $0.075 For Exploration Rights	1,210,000	1,210	249,718				250,928
Common Stock Issued for Cash at $0.075 For Employee Incentive	302,500	303	18,448				18,751
Common Stock Issued for Cash at $0.125 In Private Placement	2,565,200	2,565	262,435				265,000
Common Stock Issued for Cash at $0.125 In Private Placement	399,784	399	40,901	(41,300)			-
Cash Received for Subscriptions Receivable				137,800			137,800
Stock-based compensation expense			1,447,734				1,447,734
Net (Loss)					(2,087,666)		(2,087,666)

Balance, April 30, 2007	88,723,764	88,721	3,704,911	(41,300)	(2,724,734)	-	1,027,598

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity and Comprehensive Loss (cont'd)

Common Stock			Stock	(Deficit)Accumulated During	Accumulated Other	Total
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)
Balance, April 30, 2007	88,723,764	88,721	3,704,911	(41,300)	(2,724,734)	-	1,027,598
Common Stock issued to convert Debt at $0.075 per share	564,666	564	34,436				35,000
Common Stock Issued for Cash at $0.125 In Private Placement	733,744	734	75,066				75,800
Common Stock Issued in Exercise of Share Purchase Warrants at $0.075	2,773,077	2,774	156,991				159,765
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	719,950	721	118,280				119,001
Common Stock Issued in Exercise of Share Purchase Warrants at $0.125	48,400	48	4,952				5,000
Common Stock Issued for purchase of asset at $0.125	145,200	145	14,855				15,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	237,600	238	42,962				43,200
Common Stock Issued for Cash at $0.125 In Private Placement	57,717	58	6,501				6,559
Cash Received for Subscriptions Receivable				50,300			50,300
Common Stock Issued for Cash at $0.20 In Private Placement	2,753,300	2,753	484,247	(160,000)			327,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.07	806,667	806	49,194				50,000
Common Stock Issued for Cash at $0.15 In Private Placement	990,000	990	134,010	(35,000)			100,000
Cash Received for Subscriptions Receivable				151,000			151,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.068	161,334	162	9,838				10,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.10	121,000	121	7,379				7,500
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	193,600	194	19,806				20,000
Common Stock Issued for services to the advisory board at $0.15	2,200,000	2,200	297,800				300,000
Common Stock Issued for Cash at $0.15 In Private Placement	110,000	110	14,890				15,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.075	95,334	96	8,904	(9,000)			-
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	2,420	2	248				250
Common Stock Issued for Cash at $0.20 In Private Placement	649,000	649	58,351				59,000
Common Shares issued for Cash at $0.15 In Private Placement	48,729	48	6,597				6,645
Common Stock Issued in Exercise of Share Purchase warrants at $0.068	160,930	162	9,838				10,000
Common Stock Issued for services at $0.125	110,000	110	12,390				12,500
Common Stock Issued for Cash at $0.20 In Private Placement	110,000	110	9,890				10,000
Common Stock Issued for Cash at $0.05 In Private Placement	440,000	440	19,560				20,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.05	302,500	303	13,448				13,751
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	32,353	33	2,467				2,500
Cash Received for Subscriptions Receivable				38,500			38,500
Stock-based compensation expense			139,333				139,333
Net (Loss)					(1,982,382)		(1,982,382)

April 30, 2008	103,291,285	$103,292	$5,457,144	$(5,500)	$(4,707,116)	$-	$847,820

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity and Comprehensive Loss (cont'd)

Common Stock			Stock	(Deficit)Accumulated During	Accumulated Other	Total
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)
Balance, April 30, 2008	103,291,285	$103,292	$5,457,144	$(5,500)	$(4,707,116)	$-	$847,820
Common Stock Issued for Cash at $0.14 In Private Placement	7,700,000	7,700	92,300	(95,000)			5,000
Common Stock Issued for Cash at $0.15 In Private Placement	2,200,000	2,200	27,800	(14,387)			15,613
Common Stock Issued for Cash at $0.18 In Private Placement	1,100,000	1,100	16,400				17,500
Common Stock Issued for Cash at $0.2 In Private Placement	9,240,000	9,240	158,760	(15,000)			153,000
Common Stock Issued for Cash at $0.25 In Private Placement	2,752,200	2,752	59,748	(1,000)			61,500
Common Stock Issued for Cash at $0.05In Private Placement	9,101,400	9,101	379,499	(34,000)			354,600
Common Stock Issued for Cash at $0.075 In Private Placement	957,000	957	64,193				65,150
Common Stock Issued for Cash at $0.10 In Private Placement	165,000	165	14,835				15,000
Common Stock Issued for Cash at $0.15 In Private Placement	457,600	458	30,742				31,200
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	37,323	37	2,838	(625)			2,250
Common Stock Issued for servicesat $0.017	825,000	825	12,175				13,000
Common Stock Issued for services at $0.02	3,850,000	3,850	66,150				70,000
Common Stock Issued for servicesat $0.021	4,675,000	4,675	84,575				89,250
Common Stock Issued for services at $0.024	2,750,000	2,750	57,250				60,000
Common Stock Issued for services at $0.025	1,100,000	1,100	23,900				25,000
Common Stock Issued for services at $0.029	639,536	640	20,268				20,908
Common Stock Issued for services at $0.03	11,000,000	11,000	289,000				300,000
Common Stock Issued for services at $0.036	12,100,000	12,100	383,900				396,000
Common Stock Issued for services at $0.05	3,410,000	3,410	151,590				155,000
Common Stock Issued for services at $0.075	921,800	922	61,828				62,750
Common Stock Issued for services at $0.08	4,561,700	4,562	327,198				331,760
Common Stock Issued for services at $0.086	2,200,000	2,200	169,800				172,000
Common Stock Issued for services at $0.10	165,000	165	14,835				15,000
Cancellation of Issued Common Stock due to non-payment on receivable	(198,000)	(198)	(8,802)	9,000			-
Cash Received for Subscriptions Receivable				5,500			5,500
Unrealized Gain/(Loss) on Available-for-sale						25,000
Securities (net of tax)
Net (Loss)					(1,476,327)
Total comprehensive income (loss)							(1,451,327)

Balance, April 30, 2009	185,001,844	185,003	7,957,926	(151,012)	(6,183,443)	25,000	1,833,474

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity and Comprehensive Loss (cont'd)

Common Stock			Stock	(Deficit)Accumulated During	Accumulated Other	Total
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)
Balance, April 30, 2009	185,001,844	185,003	7,957,926	(151,012)	(6,183,443)	25,000	1,833,474
Common Stock Issued for Cash at $0.015 In Private Placement	19,317,832	19,318	244,107	(16,250)			247,175
Common Stock Issued for Cash at $0.02 In Private Placement	1,765,500	1,766	30,335	(1,700)			30,401
Common Stock Issued for Cash at $0.022 In Private Placement	3,355,000	3,355	64,405	-			67,760
Common Stock Issued for Cash at $0.025 In Private Placement	770,000	770	16,730	-			17,500
Common Stock Issued for Cash at $0.033 In Private Placement	330,000	330	9,670	-			10,000
Common Stock Issued for Cash at $0.035 In Private Placement	264,000	264	8,136	-			8,400
Common Stock Issued for Cash at $0.04 In Private Placement	1,237,500	1,238	43,763	(12,900)			32,100
Common Stock Issued for Cash at $0.045 In Private Placement	7,752,141	7,750	309,392	(30,422)			286,720
Common Stock Issued for Cash at $0.05 In Private Placement	1,199,000	1,199	53,301				54,500
Common Stock Issued for services at $0.02	1,100,000	1,100	18,900				20,000
Common Stock Issued for services at $0.028	9,240,000	9,240	225,960				235,200
Common Stock Issued for services at $0.032	1,650,000	1,650	46,350				48,000
Common Stock Issued for services at $0.035	13,750	13	426				440
Common Stock Issued for services at $0.047	110,000	110	4,590				4,700
Common Stock Issued for services at $0.050	825,000	825	36,675				37,500
Common Stock Issued for services at $0.065	66,000	66	3,834				3,900
Common Stock Issued for services at $0.083	73,333	73	5,427				5,500
Common Stock Issued for Cash at $0.035 In Private Placement	345,730	346	10,654				11,000
Common Stock Issued for Cash at $0.045 In Private Placement	3,159,640	3,160	126,070	(10,000)			119,230
Common Stock Issued for services at $0.041	2,035,000	2,035	73,815				75,850
Common Stock Issued for services at $0.050	275,000	275	12,225				12,500
Cash Received for Subscriptions Receivable				110,000			110,000
Common Stock Issued for Cash at $0.05 In Private Placement	484,000	484	21,516				22,000
Common Stock Issued for settlement of lawsuit at $0.05	1,100,000	1,100	48,900				50,000
Common Stock Issued for services previously unrendered at $0.048	550,000	550	23,450				24,000
Cancellation of Issued Common Stock due to non-payment on receivable	(1,096,370)	(1,096)	(42,429)	43,525			-
Cash Received for Subscriptions Receivable				24,622			24,622
Common Stock Issued for services at $0.043	330,000	330	12,570				12,900
Cash Received for Subscriptions Receivable				19,137			19,137
Reclassification of losses on Available-for-Sale Securities (net of tax)						(25,000)	(25,000)
Net (Loss)					(3,475,281)
Total comprehensive (loss)							(3,475,281)

Balance, April 30, 2010	241,253,900	$241,254	$9,366,698	$(25,000)	$(9,658,724)	-	$(75,772)

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Statement of Consolidated Stockholders' Equity and Comprehensive Loss (cont'd)

Balance, April 30, 2010	241,253,900	$241,254	$9,366,698	$(25,000)	$(9,658,724)	-	$(75,772)
Common Stock Issued for services at $0.038	550,000	550	18,450				19,000
Common Stock Issued for Land Lease payments at $0.035	1,650,000	1,650	50,850				52,500
Common Stock issued for Cash at $0.042 in Private Placement	556,547	557	20,693				21,250
Common Stock issused to close previous Private Placement
unissued due to insufficient authorized shares at $0.033	3,300,000	3,300	96,700				100,000
Common Stock issused to close previous Private Placement
unissued due to insufficient authorized shares at $0.04	412,500	413	14,587				15,000
Common Stock issued for Cash at $0.042 in Private Placement	35,356	35	1,315				1,350
Common Stock issued for Cash at $0.036 in Private Placement	11,495,000	11,495	406,505				418,000
Common Stock issued for Cash at $0.040 in Private Placement	1,375,000	1,375	53,625				55,000
Common Stock issued for Cash at $0.0475 in Private Placement	315,790	316	14,684				15,000
Common Stock Issued for services at $0.038	1,050,000	1,050	38,950				40,000
Common Stock Issued for services at $0.036	385,000	385	13,615				14,000
Common Stock Issued for services at $0.048	500,000	500	23,500				24,000
Common Stock Issued for services at $0.05	660,000	660	32,340				33,000
Common Stock Issued for services at $0.045	484,000	484	21,516				22,000
Reduction to subscription receivable on outstanding subscription			(5,000)	5,000			-
Cash Received for Subscriptions Receivable				20,000			20,000
Net (Loss)					(455,669)
Total comprehensive income (loss)							(455,669)
Balance, January 31, 2011	264,023,093	$264,024	$10,169,028	$-	$(10,114,393)	-	$318,659

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

			March 15, 2006
	Nine Months Ended January 31,		(Inception)
			to January 31,
	2011	2010	2011
Operating activities
Net loss	$(455,669)	$(1,949,629)	$(10,114,393)
Adjustments to reconcile net loss
Stock issued for services	33,004	724,048	2,676,333
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	32,152	1,906	109,641
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	4,013	5,668	28,583
Stock-based compensation	62,000	-	1,781,171
Other -than-tempoary impairment of investments	-	-	1,224,302
Impairment of Long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Other assets
(Increase)/decrease in other current assets	-	(21,486)	(22,387)
(Increase)/decrease in prepaid expenses	(46,373)	(11,777)	(68,554)
Increase/(decrease) in accounts payable	(142,332)	38,352	563,157
Increase/(decrease) in accrued liabilities	45,491	115,455	348,034

Net cash used by operating activities	(467,714)	(1,097,463)	(4,625,564)

Investment activities
Investments:
Purchases	-	(1,356)	(1,357)
Proceeds from sales	145,644	594	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	(2,563)	(2,563)
Deposit on water rights	-	(800)	(800)
Deposit on reclamation bond	-	(16,994)	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	25	(67,742)
Purchase of equipment	-	(4,568)	(17,616)

Net cash used by investment activities	145,644	(25,662)	(44,693)

Financing activities
Proceeds from loans from related parties	-	5,000	121,864
Repayments of loans from related parties	(5,000)	(4,880)	(43,064)
Proceeds from issuance of debt	-	102,800	149,841
Repayments of debt	(3,423)	(1,414)	(4,359)
Proceeds from the sale of stock	530,600	1,041,413	4,655,719

Net cash provided by financing activities	522,177	1,142,919	4,880,001

Net increase / (decrease) in cash	200,108	19,794	209,744

Cash, beginning of period	9,636	(20,057)	-

Cash, end of period	$209,744	$(263)	$209,744

Supplemental Information:
Interest paid	$3,873	$4,906	$7,226
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$79,295	$40,375	$79,295
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$69,500	$150,000	$265,734
Stock issued as reduction of contigent liability	$-	$50,000	$50,000
Stock issued as reduction of related party loans	$15,000	$-	$15,000
Stock issued as reduction of short-term note payable	$100,000	$-	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2011, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2010 audited financial statements.  The results of operations for the period ended January 31, 2011 are not necessarily indicative of the operating results for the full year.

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

Restatement of certain items in the financial statements

Due to the implementation of the 11 for 10 stock split, activity prior to January 4, 2011 in the Consolidated Statement of Shareholders' Equity has been restated.

Also, changes in the composition of the Board of Director has resulted in reclassification of balances in accounts payable in prior period to due to related parties in the current reporting period.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the nine months ended January 31, 2011.  For additional details for all stock transactions please see the accompanying consolidated statement of changes in stockholders’ equity.

During the third quarter ended January 31, 2011, the Board of Directors authorized the stock-split previously approved by the shareholders during the Annual Shareholder’s meeting held May 15, 2010. The stock-split was effected with a record date of December 28, 2010 with an effective date of January 4, 2011. The par value of shares remained at $0.001 per share. All statements and footnotes have been adjusted to reflect post-split values.

During the three months ended July 31, 2010, we issued a total of 2,200,000 shares.  550,000 shares were issued for services to vendors and 1,650,000 shares were issued to Independence Gold & Silver Mines LLC as payment of the lease from February 2010 that was still outstanding and as advance payment part of the February and October 2011 lease paymentt.  The Company issued no shares for cash during the three months ended July 31, 2010.

During the three months ended October 31, 2010, we issued a total of 4,269,047 shares.  556,547 shares were issued for cash to the Board of Directors in private placement at $0.038 per share for receipt of cash totaling $21,250.  3,300,000 shares were issued to a private investor that entered into a private placement in November 2009 for $100,000 cash at $0.03 per share but shares were not issued due to insufficient authorized capital available.  412,500 shares were issued to related parties that entered into private placements during March 2010 for $15,000 cash at $0.036 per share but shares were not issued due to insufficient authorized capital available. Shares became available after the Annual Shareholders meeting held May 15, 2010 in which the shareholders approved the increase in the authorized shares from 220,000,000 to 500,000,000 and appropriate paperwork filed to amend the Articles of Incorporation.

During the three months ended January 31, 2011, we issued a total of 16,300,146 shares. 35,356 shares were issued for cash to a member of the Board of Directors in private placement at $0.042 per share for receipt of cash totaling $1,350. 11,495,000 shares were issued for cash in private placement at $0.036 per share for receipt of cash totaling $418,000. 1,375,000 shares were issued for cash in private placement at $0.04 per share for receipt of cash totaling $55,000.   315,790 shares were issued for cash in private placement at $0.0475 per share for receipt of cash totaling $15,000. 1,050,000 shares were issued as a reduction of accrued liabilities at $0.038 per share or $40,000. 385,000 shares were issued to reduce accounts payable at $0.036 per share or $14,000. 500,000 shares were issued as prepaid expenses at $0.048 per share for a total of $24,000. 660,000 shares were issued to the Board of Directors for payment of services rendered as members of the Board of Directors up until September 2010 at $0.05 per share for a total reduction of accounts payable of $33,000. 484,000 shares were issued to a former officer of the company for accrued payroll at $0.045 per share for a total reduction of accrued liabilities of $22,000.

NOTE 4 – RELATED PARTY

Our former CEO and President, Mr. Carrington, provides ongoing contract geologic services to the Company at the rate of $550 per day plus expenses.  During the nine months ended January 31, 2011, the Company accrued $14,116 for services included in Exploration and Development. In addition, the Company has expensed $5,000 for fees payable as Board of Directors fees recorded in Management and Consulting during the nine months ended January 31, 2011. During the three months ended January 31, 2011, we issued 190,000 shares as full payment for these fees.  As of January 31, 2011 and April 30, 2010, $81,777 and $73,661 are recorded as due to related parties for Mr. Carrington.  Mr. Carrington did not charge the Company for services related to his position as President. Mr. Carrington is also a member of Gold Range LLC which retains a 1% net smelter royalty of the Independence project.

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $22,759 and $16,249 relating to hours incurred and reimbursable expenses paid by Forbush and Associates on behalf of the Company at January 31, 2011 and April 30, 2010, respectively. In fiscal year 2011, Forbush and Associates charged $16,870 for services provided in preparation of the form 10-K for the period ended April 30, 2010 and the 10-Qs for the periods ended July 31, 2010 and October 31, 2010 and $14,273 for reimbursable expenses included in General and administrative expenses.

In fiscal year 2010, Forbush and Associates received $23,671 for reimbursement of health insurance cost for the Company’s officers which cost was included in General and administrative expenses, $28,451 for reimbursable expenses included in General and administrative expenses, and $47,650 in professional fees included in Management and consulting.

Mr. Forbush also receives wages from the Company in accordance with his employment as an officer of the Company. On January 27, 2011, Mr. Forbush received 1,050,000 shares in payment for accrued wages totaling, net of payroll taxes, $40,000.  Mr. Forbush is owed $65,000 and $85,000 in unpaid gross wages as of January 31, 2011 and April 30, 2010 respectively.

At January 31, 2011, we had relieved the unpaid wages totaling $37,500 due to Mr. Steve Parent, our former President, and Mrs. Judy Parent for their services from November 16, 2009 to the date of his resignation at January 28, 2010 for the sum of 484,000 shares.

Our former President, Mr. Paul Wang, had entered into an employment agreement with the Company to receive an annual salary of $80,000 ($6,667 per month). Mr. Wang received payment in full for all wages due under the employment agreement as of the date of his release as President of the Company totaling $23,950  Additionally, Mr. Wang also received compensation for his services as a member of the Board of Directors prior to his appointment as President of the Company.  During January 2011, Mr. Wang received 110,000 shares for payment of $5,500 of Board of Directors fees outstanding at that date and incurred through September 2010. As of January 31, 2011, and April 30, 2010, respectively, we have outstanding payables of $0 and $1,500 respectively for these fees in the due to related parties account classification.

As of January 31, 2011 and April 30, 2010, $0 and $3,753 respectively is due to Larry Bigler, Mike Powell, and David Salari for reimbursable expenses incurred in their position as members of the Board of Directors and fees related thereto. There are no fees payable to our new Board of Director members as all fees were suspended in September 2010.

On December 17, 2010, Dan Dyer was appointed as a member of the Board of Directors and is also a principal in Dyer Engineering Consultants.  Dyer Engineering Consultants provides mine permitting, engineering and leach pad design services at the Independence project. As of January 31, 2011, Dyer Engineering Consultants is owed $90.157 for services rendered. A total of  $92,831 due to Dyer Engineering Consultants as of April 30, 2010 was reclassed from accounts payable to the due to related parties account classification.

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

The Independence Mine project is wholly owned by our company through our subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement we were required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials. This expenditure requirement was fulfilled prior to the year ended April 30, 2008, as we expended approximately $760,000 through that date.  During the year ended April, 30, 2010, we spent approximately $910,000 on exploration and development including the initiation of the permitting process and $2,562,000 inception to April 30, 2010. Through the nine months ended January 31, 2011, we spent an additional $81,746 in drilling and permitting of the Independence project.

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

Accomplishments

During the quarter ended July 31, 2010, our Company:

1.	submitted the Independent Technical Report in the 43-101 format to the Toronto Stock Exchange.

2.	announced the significant intercepts contained in holes GM 96, 97, 100, 101, 115, 116, 124 and 92

Table 1 below summarizes significant results for all drill holes completed on Section 4100N.
Drill Hole	From		To		Intercept		Gold		Silver
	feet	mtrs	feet	mtrs	feet	mtrs	opt	g/T	opt	g/T
GM-96	0	0.0	25	7.6	25	7.6	0.014	0.53	0.34	12.85
GM-97	35	10.7	65	19.8	30	9.1	0.015	0.57	0.28	10.58
GM-100	45	13.7	85	25.9	40	12.2	0.013	0.49	0.48	18.14
GM-101	155	47.3	185	56.4	30	9.1	0.019	0.72	0.20	7.56
GM-116	150	45.7	260	79.3	110	33.5	0.018	0.68	0.16	6.05
Including	230	70.1	245	74.7	15	4.6	0.051	1.93	0.31	11.71
GM-124	275	83.8	375	114.3	100	30.5	0.019	0.72	0.11	4.16
Including	295	89.9	340	103.7	45	13.7	0.034	1.28	0.13	4.91
GM-127	80	24.4	95	29.0	15	4.6	0.027	1.02	0.18	6.80
Also	155	47.3	200	61.0	45	13.7	0.260	9.83	0.13	4.91
Including	155	47.3	165	50.3	10	3.0	0.908	34.31	0.36	13.60

3.	held an Annual and Special Meeting of the Shareholders, whereat, the shareholders voting by proxy and in person:

a)	confirmed each of Robert G. Carrington, David J. Salari, Daniel J. Forbush and Paul Wang as directors. Mr. Larry M. Bigler resigned prior to the meeting and did not attend.

b)	ratified Mark Bailey & Company, Ltd, Certified Public Accountants as the Company's independent public accounting firm for the year ending April 30, 2010.

c)	amended the Corporation's Certificate of Incorporation to increase the authorized share capital of common stock from 220,000 shares to 500,000,000 shares, par value of $0.001 per share.

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

2)	On December 16, 2010, the Board has set the record date of the11 for 10 forward split for December 29, 2010 with an effective date of January 4, 2011.

4.	appointed Mike Powell to the Board of Directors.

During the quarter ended October 31, 2010, our Company:

1.	appointed Paul Wang President of the Company, though he is no longer the President of the Company as of December 17, 2010.

2.	announced the significant intercepts contained in holes GM 103 through 107, 109, 111, 113, 114, and 117 through 120 .

Drill Hole	From (ft)	To (ft)	Length	opt Au	opt Ag
GM-103	125	165	40	0.013	0.07
Also	220	325	105	0.049	0.26
Including	295	305	10	0.249	0.32
GM-104	90	175	85	0.014	0.22
Including	135	155	20	0.024	0.40
GM-105	50	115	65	0.015	0.34
Including	85	110	25	0.027	0.53
GM-106	70	90	20	0.012	1.6
Also	195	230	35	0.013	0.36
GM-107	45	225	180	0.015	0.46
Including	95	135	40	0.035	0.84
GM-109	0	30	30	0.032	1.39
Including	255	295	40	0.33	0.92
GM-111	0	5	5	0.05	3.21
Also	255	400	145	0.34	0.63
Including	305	390	85	0.055	0.99
GM-113	160	310	150	0.017	0.10
Including	215	305	90	0.025	0.12
GM-114	0	35	35	0.011	0.26
GM-117	20	160	140	0.012	0.14
GM-118	25	225	200	0.011	0.10
Including	45	150	105	0.014	0.10
GM-119	170	305	135	0.015	0.08
Including	260	305	45	0.039	0.20
GM-120	0	365	365	0.014	0.08
Including	260	305	45	0.039	0.20
And	80	115	35	0.033	0.16

During the third quarter ended January 31, 2011, our Company;

1.	announced the significant intercepts contained in holes 123, 125, and 126.

Drill Hole	From (ft)	To (ft)	Length	opt Au	opt Ag
GM-123	360	400	40	0.015	0.21
GM-125	40	360	320	0.010	0.07
Including	90	140	50	.0.23	0.05
GM-126	5	450	445	0.010	0.09
Including	165	215	50	0.340	0.31

2.
reduced the debt of the company by $236,179 compared to outstanding debt at April 30, 2010.  Through the date of this report, $412,188 has been paid against the debt outstanding on December 17, 2010, the date on which the current board was appointed.

3.	received in private placement $489,350 for the sale of common stock of the Company.

4.	initiated and paid for the column leach test on the underground sample

5.	completed and paid for the independent certified survey of the drill holes.

6.	by vote of the Board of Directors, approved the 11 for 10 forward stock split with a record date of December 29, 2010 and an effective date of January 4, 2011.

7.	Daniel J. Forbush replaced Paul Wang as President and Chief Executive Officer while he continues to serve as CFO. Mr. Wang remains a member of the Board of Directors.

8.
accepted  the resignations of Mr. Robert Carrington, Mr. David Salari, and Mr. Michael Powell from the Board of Directors and appointed Mr. Keith Belingheri, Mr. Dan Dyer, and Mr. Larry Bigler, Mr. Mark Smith, and Mr. P.K. “Rana” Medhi to the Board of Directors with Mr. Bigler serving as Chairman of the Audit Committee.

North Target

Located at the north end of the Independence claim block, the North target is a shallow low grade occurrence situated approximately 1,200 ft SE of the Sunshine pit. The North target is based on 11 drill holes with a nominal spacing of 380 ft defining a mineralized area approximately 1000 ft by 470 ft. Gold mineralization occurs in a granitic host rock and extends from the surface to 250 ft. Average gold intercept values range from 0.01 opt to 0.026 opt and mineralization is open to the north, east, south and at depth. The BLM permit was amended in April of 2008 to allow drilling of 36 RC drill holes to confirm and define the extent of the gold mineralization.  Drilling is scheduled for later in 2011.

Plan of Operations- Permitting and Development Program

During the quarter ended April 30, 2011, the following work necessary to complete a feasibility studyis expected to begin assuming funding becomes available.

Task	Actual/Anticipated Start Date
Rock Characterization	2/20/2011
Humidity Cell Test	2/20/2011
Core Holes	3/7/2011
Resource Estimate Update	3/10/2011
Metallurgy Columns	3/3/2011
Geotech Report	4/14/2011
WPCP	4/30/2011
Plan of Operations Completed	4/30/2011

During the next twelve months, our Company is undertaking a program to move the Independence project toward production.  We anticipate being able to secure necessary studies and permits to allow us to proceed to production.

We anticipate initially mining the Hill Zone and are completing all necessary work to be able to finalize permits.

The following budget outline presents the anticipated and necessary expenditures for the next twelve month period to move the Independence Project forward to the brink of production in the coming twelve months.

Direct exploration and development costs
Core drilling program	$200,000
Feasibility study	500,000
Metallurgical testing programs	425,000
Additional permitting costs	500,000
Report completion costs	25,000

Total direct exploration and development costs	1,650,000

Indirect costs
Office rent and other operating expenses	100,000

Wages and salaries and payroll related expenses	200,000
Investor relations expenses	30,000
Insurance expenses	40,000
Other general and administrative expenses	200,000
Legal expenses	30,000

Total indirect costs	600,000

Total budget for the next twelve months	$2,250,000

Liquidity and Capital Requirements

We anticipate that to proceed with our plan of operations we will require additional funds of approximately $2.25 million over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending Jnauary 31, 2012.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $400,000 during the twelve-month period ending January 31, 2012, on general and administrative and investor relations expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Exploration and Development

The exploration and development program currently being executed by our company includes the beginning of the permitting process to move the Independence Project toward production. We expect to expedite this process which will require additional funds of approximately $2.25 million over the next twelve months, exclusive of any acquisition or construction costs.

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

Employees

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource services as needed.  As of January 31, 2011, our only employees were our officers.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2010 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Results of Operations – Nine Months Ended January 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2011 which are included herein.

Our operating results for the nine months ended January 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended January 31
	2011		2010		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$421,348		$1,942,817		$1,521,469
Net (loss)		$(455,669)		$(1,949,629)		$1,493,960

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The decrease in net loss from the period ended January 31, 2010 to January 31, 2011 relates primarily to there being no drilling program during the current nine months this year compared with an ongoing program in the same period last year and there being no management consulting agreements entered into during the nine months or quarter compared to several contracts expensed in the prior year periods.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the nine months ended January 31, 2011 and 2010 are outlined in the table below:

	Nine Months Ended January 31
	2011	2010	Change
Depreciation and amortization	$4,013	$5,668	$1,655
General and administrative	$49,817	$191,207	$141,390
Management and consulting	$186,305	$820,724	$634,419
Exploration and development	$81,746	$761,470	$679,724
Professional fees	$99,467	$163,748	$64,281

The decrease in operating expenses for the nine months ended January 31, 2011, compared to the same period in fiscal 2010, was mainly due to a decrease in management and consulting of $634,419 from a much lower level of activity during the quarter and nine month periods and a decrease of $679,724 in exploration and development because there were no drilling or development programs undertaken.

We have focused our energy during this quarter on securing financing and reinvigorating the permitting process with all charges being classified as development pushing the project ever closer to production. We anticipate that the management and consulting costs will increase in the future as we reinvigorate the activities of the company toward bringing the Independence project into production.

Liquidity and Financial Condition

Working Capital

	January 31, 2011	April 30, 2010	Change
Current assets	$320,762	$212,082	$108,680
Current liabilities	$695,441	$981,478	$286,037
Working Capital	$(374,679)	$(769,396)	$394,717

Cashflow

	Nine Months Ended January 31
	2011	2010	Change
Net cash used in operating activities	$(467,714)	$(1,097,463)	$629,749
Net cash provided/(used) in investing activities	$145,644	$(25,662)	$171,306
Net cash provided/(used) by financing activities	$522,177	$1,142,919	$(620,742)
Net increase/(decrease) in cash during period	$200,108	$19,794	$180,313

Our total assets at January 31, 2011 were $1,052,528. Our financial statements report a net loss of $455,669 for the nine months ended January 31, 2011 and a net loss of $10,114,393 for the period from March 15, 2006 (date of inception) to January 31, 2011. We had a cash balance of $209,744 as of January 31, 2011.

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

We continue to explore and seek for funding opportunities through either equity or loan transactions. As we receive funding, the use of available funding is evaluated by Management and the Board of Directors for its priority of use.

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

As of January 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our principal executive officer) and our Chief Financial Officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our constating documents authorize the issuance of 550,000,000 shares of common stock with a par value of $0.001 and 50,000,000 preferred shares with a par value of $0.001.  In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders.  Further, any such issuance may result in a change in our control.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides additional information for certain stock transactions that occurred during the nine months ended January 31, 2011.  For additional details for all stock transaction please see the accompanying consolidated statement of changes in stockholders’ equity.

During the third quarter ended January 31, 2011, the Board of Directors authorized the stock-split previously approved by the shareholders during the Annual Shareholder’s meeting held May 15, 2010. The stock-split was effected with a record date of December 28, 2010 with an effective date of January 4, 2011. The par value of shares remained at $0.001 per share. All statements and footnotes have been adjusted to reflect post-split values.

During the three months ended July 31, 2010, we issued a total of 2,200,000 shares.  550,000 shares were issued for services to vendors and 1,650,000 shares were issued to Independence Gold & Silver Mines LLC as payment of the lease from February 2010 that was still outstanding and as advance payment of the February 2011 lease payment and part of the October 2011 lease payment.  The Company issued no shares for cash during the three months ended July 31, 2010.

During the three months ended October 31, 2010, we issued 556,547 shares in private placement at $0.038 per share for $21,250 in cash.  We issued 3,300,000 and 412,500 shares at $0.03 and $0.036 per share respectively to close out previous subscribed private placements that were recorded as short-term note payable and related party note payable respectively due to insufficient available authorized capital at the time of the subscription.

During the three months ended January 31, 2011, we issued a total of 16,300,146 shares. 35,356 shares were issued for cash to a member of the Board of Directors in private placement at $0.042 per share for receipt of cash totaling $1,350. 11,495,000 shares were issued for cash in private placement at $0.036 per share for receipt of cash totaling $418,000. 1,375,000 shares were issued for cash in private placement at $0.04 per share for receipt of cash totaling $55,000.   315,790 shares were issued for cash in private placement at $0.0475 per share for receipt of cash totaling $15,000. 1,050,000 shares were issued as a reduction of accrued liabilities at $0.038 per share or $40,000. 385,000 shares were issued to reduce accounts payable at $0.036 per share or $14,000. 500,000 shares were issued as prepaid expenses at $0.048 per share for a total of $24,000. 660,000 shares were issued to the Board of Directors for payment of services rendered as members of the Board of Directors up until September 2010 at $0.05 per share for a total reduction of accounts payable of $33,000. 484,000 shares were issued to a former officer of the company for accrued payroll at $0.045 per share for a total reduction of accrued liabilities of $22,000.

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

GENERAL METALS CORPORATION
(Registrant)

Dated: March 14, 2011	By:	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)