Form 10-K
period 2011-04-30
GENERAL METALS CORP
filed 2011-08-15
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	April 30, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[________] to [________]

Commission file number	000-30230

General Metals Corporation
(Exact name of registrant as specified in its charter)

Delaware	65-0488983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 West Fourth Street, Suite 210 Reno, NV	89503
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 775-583-4636

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 3, 2011 was $8,091,100 based on a $0.03 closing price for the Common Stock on August 3, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
269,703,983 shares of common stock issued & outstanding as of August 3, 2011

DOCUMENTS INCORPORATED BY REFERENCE
None.

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

Our business office is located at 1155 West Fourth Street, Suite 210, Reno, NV 89503. This is our mailing address as well. Our telephone number is 775-583-4636.

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

The purchase price paid by us to Gold Range, LLC in consideration for the assignment of the lease was $75,000; issuance of 5,000,000 of our restricted common shares and a 1% net smelter return royalty payable to Gold Range, LLC in addition to other underlying net smelter return requirements.

On March 15, 2007, we acquired a 100% interest in Mikite Gold Resources, a Ghanaian corporation with exclusive exploration rights to the 150 square kilometre Nyinahin mining concession near Bibiani, Ghana. On October 31, 2008 we sold all of our interest in the Nyinahin mining concession.  The Company retains a 5% Net Smelter Return Royalty in the property which is currently in the exploration stage.

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

Employees

Currently our only employee is our president. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

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

On April 28, 2009, we purchased a 480 acre of private land which will be used for mineral processing, equipment storage and maintenance.  The full purchase price was $67,767 with 30% down and the balance by way of seller financing carries an interest rate of 10% per annum for a period of 10 years with quarterly payments of $1,874 amortized over 10 years with no pre-payment penalty. Legal Description: Township 30 North, Range 43 East, M.D.M., Section 17 N/2, SW/4 comprising 480 acres.

Our principal business offices are located 1155 West Fourth Street, Suite 210, Reno, NV 89503. We currently lease our space at an annual cost of $1. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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

The Wilson-Independence project is wholly owned by General Metals through its subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement General Metals was required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials which expenditure was fulfilled prior to year end April 30, 2008.  During the year ended April, 30, 2011, we spent approximately $300,000 on exploration and development including the permitting process.

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

Mineralized outcrops are common on the property. Many on the southern part of the property have been prospected by shallow prospect shafts, pits and trenches. In addition, over 100 Reverse Circulation and Core holes, and extensive shallow underground mine workings in the Independence Mine indicate wide spread, shallow, near surface mineralization which we feel represents a valid exploration target for potential future surface, bulk mining operations

Historic drilling and underground mine workings indicate wide spread mineralization, both in shallow, near surface, and deep targets. There are presently no identified reserves on the property. We have conducted a phased exploration programs to evaluate the mineral potential of this property, with the objective of identifying and developing mineral resources and reserves reportable under SEC Industry Guide 7.

Independence Deep Target

A large body of mineralized material is clearly indicated by previous drilling in the Deep Target. We completed interpretation of the logs and geologic modeling in the fall of 2009 which identified mineralized material in the deep target. We retained all of the core samples, approximately 25,000 feet, and stored it on site.

Mineralization identified in the deep target to date is contained in the lower plate of the Golconda Thrust in rocks of the Battle Mountain and Edna Formations of the Antler Sequence.

Independence Shallow Target

Promising shallow and near surface mineralization has been identified. The Shallow Target contains an oxide target hosted entirely in the Pumpernickel Formation. To date over 130 drill holes and roughly eight (8) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface/ shallow resources has been the lack of drilling information.  In addition, review of the work done by those which held interests in the property previously has identified  a total of 8 shallow near surface mineralized targets on the property with 4 of those being north of the Canyon Fault and 3 others where no mining has been performed and minimal geologic sampling and drilling work completed.  To date, we have spent over $2.8 million drilling, sampling and evaluating these targets.  A report on the detailed review of these targets and the results of the exploration and development program follows in Item 7 Management's Discussion and Analysis or Plan of Operation.

Independence Hill Zone

The Hill Zone, discovered in 2008, is a large, highly mineralized area north of the Canyon Fault and the Independence Shallow Target. Unlike the Independence Shallow Target, there is no historic mining in the high grade areas of the Hill zone, so all the mineral is still in place. This discovery significantly enhances the mineral potential of the 60% of the property which lies north of the Canyon Fault.  Drilling in the Hill Zone indicates three parallel zones of mineralization, each of which is comparable in width and grade to the single mineralized zone found in the Independence Shallow Target to the south.

Mill & Building On Site

A relatively intact 50 to 75 ton per day Counter Current – Decantation cyanide mill is situated on the property. We determined that the equipment is of no real value to the future operations of the Company and have contracted for its removal in June and July of 2011 including the metal clad building erected in 1987.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended April 30, 2011.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2011	$0.059	$0.03
January 31, 2011	$0.0573	$0.03
October 31, 2010	$0.0427	$0.0165
July 31, 2010	$0.0436	$0.0165
April 30, 2010	$0.05	$0.03
January 31, 2010	$0.07	$0.04
October 31, 2009	$0.09	$0.04
July 31, 2009	$0.09	$0.02
April 30, 2009	$0.05	$0.02
January 31, 2009	$0.034	$0.012
October 31, 2008	$0.11	$0.025
July 31, 2008	$0.16	$0.071
April 30, 2008	$0.23	$0.09
January 31, 2008	$0.22	$0.14
October 31, 2007	$0.23	$0.12
July 31, 2007	$0.51	$0.20
April 30, 2007	$0.29	$0.082

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares of common stock are issued in registered form.  The registrar and transfer agent for our shares of common stock is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, NV 89501 (Telephone: 1-775-322 0626; Facsimile: 1-775-322 5623). On July 26, 2011, the list of stockholders for our shares of common stock showed 441 registered stockholders and 267,703,983 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on March 4, 1995.  There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock.  However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

We have no formal authorized Equity Compensation Plans.  The Board grants warrants and/or stock when it deems appropriate.  The following table provides a summary of the warrants outstanding, the weighted average price and number of securities remaining available for issuance, all as at April 30, 2011.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of April 30, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercice Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Michael Powell(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Robert Carrington(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul Wang (3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Daniel Forbush(4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Salari(5)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Larry M. Bigler(6)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dan L. Dyer(7)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mark A. Smith(8)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Keith M. Belingheri(9)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
P.K. “Rana” Medhi(10)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
(1)	Mr. Powell was appointed a director May 24, 2010 and resigned as a director on December 17, 2010.
(2)	Mr. Carrington was appointed President and a director on January 28, 2010 and resigned as President September 3, 2010 and as a director December 17, 2010.
(3)	Mr. Wang was appointed a Director on March 11, 2010 and President September 3, 2010 and was terminated as President December 17, 2010.
(4)	Mr. Forbush was appointed CEO December 17, 2010 and as President December 30, 2010.
(5)	Mr. Salari resigned as a Director December 17, 2010.
(6)	Mr. Bigler resigned as a Director May 13, 2010 and was reappointed December 17, 2010.
(7)	Mr. Dyer was appointed a director December 17, 2010 and resigned July 1, 2011.
(8)	Mr. Smith was appointed a director December 30, 2010 and resigned July 1, 2011.
(9)	Mr. Belingheri was appointed a director December 17, 2010 and resigned July 1, 201.
(10)	Mr. Medhi was appointed a director December 30, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2011.

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

The table below summarized the issuance of shares during the year ended April 30, 2011:

Description	# of shares
Common Stock Issued for services at $0.038	550,000
Common Stock Issued for Land Lease payments at $0.035	1,650,000
Common Stock issued for Cash at $0.042 in Private Placement	556,547
Common Stock issued to close previous Private Placement unissued due to insufficient authorized shares at $0.033	3,300,000
Common Stock issued to close previous Private Placement unissued due to insufficient authorized shares at $0.04	412,500
Common Stock issued for Cash at $0.042 in Private Placement	35,356
Common Stock issued for Cash at $0.036 in Private Placement	11,495,000
Common Stock issued for Cash at $0.040 in Private Placement	1,375,000
Common Stock issued for Cash at $0.0475 in Private Placement	315,790
Common Stock Issued for services at $0.038	1,050,000
Common Stock Issued for services at $0.036	385,000
Common Stock Issued for services at $0.048	500,000
Common Stock Issued for services at $0.05	660,000
Common Stock Issued for services at $0.045	484,000
Common Stock issued for Cash at $0.040 in Private Placement	2,030,890
Common Stock Issued for services at $0.043	1,300,000
Common Stock Issued for services at $0.04	350,000
Total	26,450,083

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

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2011 and April 30, 2010 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Successes and Accomplishments Fiscal Year 2011

In the second quarter of fiscal year 2011, we announced the following drill results, including 145 feet, from 255 to 400 feet which averaged 0.034 opt Au and 0.63 opt Ag in the Hill Zone. All drill intervals reported herein are oxide in nature, originate in the Hill Zone, and are similar in character to material which recently yielded more than 91% extractable gold in large diameter bulk column leach tests previously reported by the Company. These results continue to build on the Company's earlier work and to expand the Independence project.

Table 1
Hill Zone Surface Oxide Resource Area Drill Results

Drill Hole	From (ft)	To (ft)	Length	opt Au	opt Ag
GM-103	125	165	40	0.013	0.07
Also	220	325	105	0.049	0.26
Including	295	305	10	0.249	0.32
GM-104	90	175	85	0.014	0.22
Including	135	155	20	0.024	0.40
GM-105	50	115	65	0.015	0.34
Including	85	110	25	0.027	0.53
GM-106	70	90	20	0.012	1.60
Also	195	230	35	0.013	0.36
GM-107	45	225	180	0.015	0.46
Including	95	135	40	0.035	0.84
GM-108	190	230	40	0.017	0.51
GM-109	0	30	30	0.032	1.39
Also	210	325	115	0.019	0.43
Including	225	295	40	0.033	0.92
GM-110	0	45	45	0.019	0.28
GM-111	0	5	5	0.050	3.21
Also	255	400	145	0.034	0.63
Including	305	390	85	0.055	0.99

We also announced the following drill results, including 365 feet, from surface which averaged 0.014 ounce gold per ton (opt Au) and 0.08 ounces of silver per ton (opt Ag) in hole GM-120; in hole GM-117 the140 foot interval from 20 to 160 feet averaged 0.012 opt Au and 0.14 opt Ag; and 150 feet averaging 0.017 opt Au and 0.10 opt Ag in hole M-113, all in the Hill Zone of the Company's Independence Project.

All drill intervals here are of thoroughly oxidized surface mineralization from the Hill Zone, and are similar in character to material which recently yielded more than 91% extractable gold from 4 inch crush material in large diameter bulk column leach tests previously reported by the Company. These results continue to build on the Company's previous work and further demonstrate the large potential of the Independence project.

Table 1
Hill Zone Surface Oxide Resource Area Drill Results

Drill Hole	From (ft)	To (ft)	Length	opt Au	opt Ag
GM-113	160	310	150	0.017	0.10
Including	215	305	90	0.025	0.12
GM-114	0	35	35	0.011	0.26
GM-117	20	160	140	0.012	0.14
GM-118	25	225	200	0.011	0.10
Including	45	150	105	0.014	0.10
GM-119	170	305	135	0.015	0.08
Including	260	305	45	0.039	0.20
GM-120	0	365	365	0.014	0.08
Including	0	15	15	0.027	0.11
Also	80	115	35	0.033	0.16

In addition, we announced the following drill results in the Hill Zone of the Company's Independence Project continue to intersect very large, continuously mineralized zones of surface and near surface, oxidized gold mineralization up to 445 feet (135 meters) in length within the potential open pit, heap leach target at the Company's Independence Project. The large intercepts reported in the current holes are hosted in favorable sedimentary host rocks, east of structurally controlled high grade oxidized mineralization in "feeder structures" (faults or breaks in the rocks which increase porosity, permeability and receptivity), as identified in holes GM-127 and GM-128, where GM-127 contained interval as previously announced which assayed 0.908 ounces of gold per ton (opt Au) and 0.36 ounces of silver per ton (opt Ag) over 10 feet with an individual high of 1.586 opt Au over 5 feet and GM-128 which contained 1.019 opt Au and 0.99 opt over 15, and an individual high sample of 2.897 opt Au over five feet. These intercepts represent the approximate true width of the large and expanding Independence Surface Oxide Target.

Management is highly encouraged by these results, which when combined with all of the Company's previous drilling, have drill tested approximately 3,100 feet of the prospective surface mineralization at the Independence, leaving over 2,200 feet of the strike length yet to be drilled. Recently modeled soil geochemistry and limited historic drilling in this comparatively untested area contain highly anomalous gold in soil values to over 1,000 ppb gold in soil, and drill intercepts in excess of 1/3 of an ounce of gold per ton. Surface oxide gold mineralization remains open to the north and to depth in all cases.

The drill intervals reported herein are of thoroughly oxidized, near surface mineralization from the Hill Zone, and are similar in character to material which recently yielded more than 91% extractable gold from 4 inch crush material in large diameter bulk column leach tests previously reported by the Company. These results continue to build on the Company's previous work and further demonstrate the large potential of the Independence project.

Table 1
Hill Zone Surface Oxide Resource Area Drill Results

Drill Hole	From (ft)	To (ft)	Length	opt Au	opt Ag
GM-123	360	400	40	0.015	0.21
GM-125	40	360	320	0.010	0.07
Including	90	140	50	0.023	0.05
GM-126	5	450	445	0.010	0.09

In March 2011, we started a large diameter column leach test on the bulk samples taken in the South Zone of near surface, oxide mineralization which had been previously delivered to the lab.  This bulk sample was taken from the underground workings on the property and should provide a very good view of the recovery of gold and silver from the property once the open pit mine has been developed. The column leach tests of this sample are being conducted at 2 and 1 inch.  The test is expected to take up to 170 days to complete.

Plan of Operation

Fiscal Year 2012 –Permitting and Development Program

During fiscal year 2012, the Company continues its aggressive program, restricted by available funds, to rapidly move the Independence project toward production.  On May 5, 2010, we announced completion of a current, independent, technical report and resource calculation compliant with Canadian National Instrument 43-101.  The report was submitted to Canadian authorities for review and approval preparatory to the Company being able to use the report with Canadian investment firms to assist the Company in acquiring the resources necessary to complete our aggressive program.  The Company has received a response from the Canadian Authorities and is completing the necessary work to provide responses and clarification to the governing agency. This report does not meet SEC Industry Guide 7 guidelines but will provide information in a familiar format for our Canadian and European investors.

Dyer Engineering of Reno, Nevada continues the permitting process necessary to place the Independence Mine into commercial production.

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

Independence Shallow Target Area

Our drilling program during calendar years 2007 through 2010 confirmed a large body of near surface oxide mineralization over a strike length of more than 4,100 feet and discovered the new Hill Zone.  Mineralization is open to depth and along strike to the north.  We completed 38,950 feet in 128 drill holes. Holes range from vertical to 45 degrees easterly and vary from 25 to 580 feet deep averaging 304 feet in depth.  Drilling in the northern part of the target in drill hole GM 128 intercepted Drilling encountered a 15 foot (4.6 meter) zone estimated to represent the approximate true thickness of high grade gold -- silver mineralization which averaged 1.033 ounces per ton (opt) or 39.04 grams per metric tonne (g/T) gold equivalent (Au Equiv) from 310 to 325 feet (94.5 -- 99.1 meters). This bonanza grade intercept is contained within a much larger 230 foot (70.1 meter) intercept which averages 0.083 opt (3.14 g/T) Au Equiv from 295 to 525 feet (89.9 -- 160.1 meters).  This intercept is believed to represent a high grade fluid conduit or a potential high grade mineralized zone similar to those mined historically from the Independence Mine. Mineralization in the Independence Target is open down dip to the west and to the north as well as up slope to the east.

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

Direct exploration and development costs
Core drilling program	$100,000
Upgrade Independent Technical Report to SEC Industry Guide 7 Standard	400,000
Metallurgical testing programs	75,000
Environmental Studies and Reports	240,000
Land Payments	105,000
Engineering and Design	50,000
State and County Permits	45,000
Water Well	35,000
Project Permitting	30,000
Complete check assays of the 2009-2010 Drill Program	10,000
Contingency	240,000

Total direct exploration and development costs	$1,330,000

Indirect costs
Office rent and other operating expenses	50,000
Wages and salaries and payroll related expenses	200,000
Insurance expenses	140,000
Investor Awareness Consultants	100,000
Other general and administrative expenses	150,000
Legal expenses	30,000

Total indirect costs	670,000

Total budget for the next twelve months	$2,000,000

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

Independence Deep Target:

The Company has received 275 assays for the majority of all mineralized intercepts with samples above and below these intercepts from American Assay Laboratories of Sparks, Nevada for extensive check assays of the mineralized zones.  The results are in excellent agreement with the original results and are now 43-101 compliant.

These are original pulps from Noranda Minerals’ 1985 - 1989 diamond drill programs which have been maintained by the underlying property owners together with the entire original Noranda core library. Our consultants verified the location and chain of custody of the samples from the Great Basin Gold drilling program and submitted these samples for similar check assay. The results of these check assays were incorporated in the independent technical report General Metals completed and filed with Canadian Regulatory Authorities. The entire core from the Great Basin Drilling is also stored in the property’s core library.

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

Corporate Development Strategy

We are moving the Independence project toward production.  We obtained necessary studies to allow us to continue with the permitting to proceed to production as soon as financing and regulatory authorities will allow.   We anticipate initially mining the Hill Zone and are completing all necessary work to be able to finalize permits to allow us to begin there.  Additional drilling and assaying are required to bring the Hill Zone into production and the permitting required to allow for that program is underway. We believe the Hill Zone is amenable to open pit mining and heap leaching.

We require additional funds of approximately $2 million to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2012.

General and Administrative Expenses

We expect to spend $670,000 during the twelve-month period ending April 30, 2012 on general and administrative expenses including legal and auditing fees, rent, office equipment, investor awareness and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending April 30, 2012.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.  As at April 30, 2011, our only employees were our directors and officers.

Results of Operations for the Years Ended April 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2011 and 2010.

Our operating results for the years ended April 30, 2011 and 2010 are summarized as follows:

	Year Ended April 30
	2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$783,101		$2,173,722
Net Loss		$822,809		$3,475,281

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended April 30, 2011 and April 30, 2010 are outlined in the table below:

	Year Ended April 30
	2011	2010
Depreciation and amortization	$5,350	$7,255
General and administrative	$70,328	$198,426
Management and consulting	$277,428	$874,227
Exploration and development	$311,604	$909,728
Professional fees	$118,391	$184,086

The expenditures on the Independence project during the year were $598,124 less than the prior year as identified in the exploration and development category. The decreased costs were due to reductions in drilling, assaying, and geologic consulting and resulted from a lack of funding in the first eight months of the year.  We decreased our business development efforts as well as our investor awareness campaigns causing the significant decrease of $596,799 in the management and consulting costs of the Company in the current year.  We anticipate that the management and consulting costs should remain at these levels.  Cost decreases were incurred in fiscal year 2011 in Professional fees as the result of a reduced legal and accounting work not required in fiscal year 2011 because the Company was required to restate the 2008 financial statements as well as each quarterly form 10-Q report during the 2010 fiscal year.

Liquidity and Financial Condition

Our total assets at April 30, 2011 were $781,815 and our total current liabilities were $607,424 and we had a working capital deficit of $553,476 as compared to $769,396 as of April 30, 2010. Our financial statements report a net loss of $822,809 for the year ended April 30, 2011, and a net loss of $10,481,533 for the period from March 15, 2006 (date of inception) to April 30, 2011. We had cash in the amount of $14,157 as of April 30, 2011.

We received $220,000 from private placements since April 30, 2011 and expect to be able to continue obtaining financing through the sale of our common or preferred stock in private placements to accredited investors.

Cash Flows
	Year Ended April 30
	2011	2010
Net Cash (Used) by Operating Activities	$(749,327)	$(1,138,854)
Net Cash Provided/(Used) by Investing Activities	$145,644	$(8,987)
Net Cash Provided by Financing Activities	$608,203	$1,177,534
Increase In Cash During The Period	$4,521	$29,963

Our cash balance will increase or remain constant based on the success of our fund raising activities. At present our operations only consume cash getting the project into production as quickly as funding and regulatory authorities will allow. The cash used in operating activities decreased $389,528 from 2010 to 2011 due to the decreased production and drilling activities occurring on the property.  Additionally, we had less employees and consulting contracts in place during 2011.

During 2011, cash provided by investing activities increased by $154,631 as we sold the investment in Sunergy Inc that was received as payment for purchase of the property in Ghana, Africa and we had no capital expenditures during 2011.  All funds were used in funding further exploration and development costs of the independence property.

Cash provided by financing activities decreased by $569,331 primarily from the decreased number of common shares sold in private placements.

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

Taxes

The Company records valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets (such as net operating loss carry-forwards) is dependent on future taxable earnings and is therefore uncertain. To the extent we believe that recovery is not likely or uncertain, we establish a valuation allowance against our deferred tax asset, which increases our income tax expense in the period when such determination is made.

On an annual basis, we reevaluate the probability that a tax position will be effectively sustained and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity. Changes in our assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period our assessment changes. We recognize interest and penalties related to income tax matters in income tax expense.

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

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 12, 2011.

Audited Balance Sheet as at April 30, 2011 and 2010.

Audited Statements of Operations for the year ended April 30, 2011 and for the year ended April 30, 2010 and since inception.

Audited Statements of Changes in Stockholders' Equity for the year ended April 30, 2011 and for the year ended April 30, 2010 and since inception.

Audited Statements of Cash Flows for the year ended April 30, 2011 and for the year ended April 30, 2010 and since inception.

Notes to the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
  General Metals Corporation

We have audited the accompanying consolidated balance sheets of General Metals Corporation (an exploration stage company) as of April 30, 2011 and 2010, and the related consolidated  statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended and from inception (March 15, 2006) to date. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Metals Corporation as of April 30, 2011 and 2010, and the results of its consolidated operations and cash flows for the years then ended and inception to date, in conformity with accounting principles generally accepted in the United States of America.

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

/s:/  Mark Bailey & Company, Ltd.

Reno, Nevada
August 12, 2011

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Balance Sheets

	April 30,	April 30,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$14,157	$9,636
Short-term investments	-	177,796
Prepaid expenses	39,791	24,650

Total current assets	53,948	212,082

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	10,946	16,296
Other assets	35,238	37,800

Total other assets	727,867	735,779

Total assets	$781,815	$947,861

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Notes payable, current portion	$6,331	$106,750
Accounts payable	354,055	517,495
Accrued liabilities	93,262	120,439
Accounts payable to related parties	124,976	187,994
Loan from related parties	28,800	48,800

Total current liabilities	607,424	981,478

Long-term liabilities
Notes payable, net of current portion	38,342	42,155

Total long-term liabilities	38,342	42,155

Total liabilities	645,766	1,023,633

Commitments and Contingencies

Stockholders' equity/(deficit)
Preferred stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-

Common stock, authorized 550,000,000
shares, par value $0.001, issued and
outstanding on April 30, 2011 and April 30, 2010
is 267,703,983 and 241,253,900 respectively	267,705	241,254

Additional paid-in capital	10,349,877	9,366,698
Subscriptions receivable	-	(25,000)
Accumulated deficit during exploration stage	(10,481,533)	(9,658,724)

Total stockholders' equity/(deficit)	136,049	(75,772)

Total liabilities and stockholders' equity/(deficit)	$781,815	$947,861

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Operations

			March 15, 2006
			(Inception)
	Year ended April 30,		to April 30,
	2011	2010	2011
Revenue	$-	$-	$-

Operating expenses
Depreciation and amortization	5,350	7,255	29,920
General and administrative	70,328	198,426	1,394,363
Management and consulting	277,428	874,227	5,423,424
Exploration and development	311,604	909,728	2,873,842
Professional fees	118,391	184,086	663,893

Total expenses	783,101	2,173,722	10,385,442

(Loss) from operations	(783,101)	(2,173,722)	(10,385,442)

Other income (expenses)
Interest expense	(6,781)	(6,923)	(29,807)
Other income	2,500	7,200	14,700
Gain on sale of mineral properties	-	-	1,249,072
Realized (loss) on sale of investments	(34,715)	(77,489)	(112,204)
Other than temporary impairment of investments	-	(1,224,302)	(1,224,302)
Gain/(loss) on foreign currency exchange	(712)	(45)	6,450

(Loss) before income taxes	(822,809)	(3,475,281)	(10,481,533)

Provision for income taxes	-	-	-

Net (loss)	$(822,809)	$(3,475,281)	$(10,481,533)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic & Diluted	251,671,588	231,858,461

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Inception March 15, 2006 to April 30, 2011

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other	Total
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Balance, April 30, 2005	34,489,840	$34,489	$447,388	$(127,500)	$(208,251)	-	$146,126

Cash Received for Subscriptions
Receivable				127,500			127,500
Common Stock Issued for Cash at $0.25
In Private Placement	48,400	48	4,952				5,000
Common Stock Issued for Cash at $0.125
In Private Placement	29,040	29	2,971				3,000
Common Stock Issued at $0.001 to
exercise lease agreement	6,050,000	6,050	529,800				535,850
Common Stock Issued for Cash at $0.125
In Private Placement	3,060,695	3,060	313,128				316,188
Common Stock Issued in Reorganization	9,280,195	9,281	(788,827)		208,251		(571,295)
Common Stock Issued to Convert Debt at
0.0185 as Agreed in February 2005	24,238,000	24,239	589,795				614,034
Common Stock Issued as Incentive	605,000	605	(105)				500
Common Stock Returned and Cancelled	(605,000)	(605)	105				(500)
Common Stock Issued in Exercise of
Warrants at $0.25	773,190	773	158,977				159,750
Net (Loss)					(637,068)		(637,068)
Balance, April 30, 2006	77,969,360	77,969	1,258,184	-	(637,068)	-	699,085

Deposit received on Private Placement				76,000			76,000
Common Stock Issued in Exercise of
Warrants at $0.25	121,000	121	24,879				25,000
Common Stock Issued for Cash at $0.125
In Private Placement	484,000	484	49,516	(50,000)			-
Common Stock Issued for Service at
$0.125 per share	174,240	174	17,826				18,000
Common Stock Issued for Purchase of
fixed asset at $0.075	242,000	242	14,758				15,000
Common Stock Issued for Cash at $0.075	180,945	180	11,036				11,216
Common Stock Issued for Services at
$0.075 per share	363,000	363	22,137				22,500
Common Stock Issued to Convert Debt
$0.075 per share	564,666	564	34,436				35,000
Common Stock Issued for Cash at $0.075
In Private Placement	4,147,069	4,147	252,903	(163,800)			93,250
Common Stock Issued for Cash at $0.075
For Exploration Rights	1,210,000	1,210	249,718				250,928
Common Stock Issued for Cash at $0.075
For Employee Incentive	302,500	303	18,448				18,751
Common Stock Issued for Cash at $0.125
In Private Placement	2,565,200	2,565	262,435				265,000
Common Stock Issued for Cash at $0.125
In Private Placement	399,784	399	40,901	(41,300)			-
Cash Received for Subscriptions
Receivable				137,800			137,800
Stock-based compensation expense			1,447,734				1,447,734
Net (Loss)					(2,087,666)		(2,087,666)
Balance, April 30, 2007	88,723,764	88,721	3,704,911	(41,300)	(2,724,734)	-	1,027,598

Common Stock issued to convert Debt at
$0.075 per share	564,666	564	34,436				35,000
Common Stock Issued for Cash at $0.125
In Private Placement	733,744	734	75,066				75,800
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.075	2,773,077	2,774	156,991				159,765
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	719,950	721	118,280				119,001
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.125	48,400	48	4,952				5,000
Common Stock Issued for purchase of
asset at $0.125	145,200	145	14,855				15,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.20	237,600	238	42,962				43,200
Common Stock Issued for Cash at $0.125
In Private Placement	57,717	58	6,501				6,559
Cash Received for Subscriptions
Receivable				50,300			50,300
Common Stock Issued for Cash at $0.20
In Private Placement	2,753,300	2,753	484,247	(160,000)			327,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.07	806,667	806	49,194				50,000
Common Stock Issued for Cash at $0.15
In Private Placement	990,000	990	134,010	(35,000)			100,000
Cash Received for Subscriptions
Receivable				151,000			151,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.068	161,334	162	9,838				10,000
Common Stock Issued in Exercise of
Share Purchase Warrants at $0.10	121,000	121	7,379				7,500

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other	Total
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	193,600	194	19,806				20,000
Common Stock Issued for services to the
advisory board at $0.15	2,200,000	2,200	297,800				300,000
Common Stock Issued for Cash at $0.15
In Private Placement	110,000	110	14,890				15,000
Common Stock Issued in Exercise of Share
Purchase warrants at $0.075	95,334	96	8,904	(9,000)			-
Common Stock Issued in Exercise of Share
Purchase warrants at $0.114	2,420	2	248				250
Common Stock Issued for Cash at $0.20
In Private Placement	649,000	649	58,351				59,000
Common Shares issued for Cash at $0.15
In Private Placement	48,729	48	6,597				6,645
Common Stock Issued in Exercise of
Share Purchase warrants at $0.068	160,930	162	9,838				10,000
Common Stock Issued for services
at $0.125	110,000	110	12,390				12,500
Common Stock Issued for Cash at $0.20
In Private Placement	110,000	110	9,890				10,000
Common Stock Issued for Cash at $0.05
In Private Placement	440,000	440	19,560				20,000
Common Stock Issued in Exercise
of Share Purchase warrants at $0.05	302,500	303	13,448				13,751
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	32,353	33	2,467				2,500
Cash Received for Subscriptions
Receivable				38,500			38,500
Stock-based compensation expense			139,333				139,333
Net (Loss)					(1,982,382)		(1,982,382)
Balance, April 30, 2008	103,291,285	$103,292	$5,457,144	$(5,500)	$(4,707,116)	$-	$847,820

Common Stock Issued for Cash at $0.14
In Private Placement	7,700,000	7,700	92,300	(95,000)			5,000
Common Stock Issued for Cash at $0.15
In Private Placement	2,200,000	2,200	27,800	(14,387)			15,613
Common Stock Issued for Cash at $0.18
In Private Placement	1,100,000	1,100	16,400				17,500
Common Stock Issued for Cash at $0.2
In Private Placement	9,240,000	9,240	158,760	(15,000)			153,000
Common Stock Issued for Cash at $0.25
In Private Placement	2,752,200	2,752	59,748	(1,000)			61,500
Common Stock Issued for Cash at $0.05
In Private Placement	9,101,400	9,101	379,499	(34,000)			354,600
Common Stock Issued for Cash at $0.075
In Private Placement	957,000	957	64,193				65,150
Common Stock Issued for Cash at $0.10
In Private Placement	165,000	165	14,835				15,000
Common Stock Issued for Cash at $0.15
In Private Placement	457,600	458	30,742				31,200
Common Stock Issued in Exercise of
Share Purchase warrants at $0.085	37,323	37	2,838	(625)			2,250
Common Stock Issued for services
at $0.017	825,000	825	12,175				13,000
Common Stock Issued for services
at $0.02	3,850,000	3,850	66,150				70,000
Common Stock Issued for services
at $0.021	4,675,000	4,675	84,575				89,250
Common Stock Issued for services
at $0.024	2,750,000	2,750	57,250				60,000
Common Stock Issued for services
at $0.025	1,100,000	1,100	23,900				25,000
Common Stock Issued for services
at $0.029	639,536	640	20,268				20,908
Common Stock Issued for services
at S0.03	11,000,000	11,000	289,000				300,000
Common Stock Issued for services
at $0.036	12,100,000	12,100	383,900				396,000
Common Stock Issued for services
at $0.05	3,410,000	3,410	151,590				155,000
Common Stock Issued for services
at $0.075	921,800	922	61,828				62,750
Common Stock Issued for services
at $0.08	4,561,700	4,562	327,198				331,760
Common Stock Issued for services
at $0.086	2,200,000	2,200	169,800				172,000
Common Stock Issued for services
at $0.10	165,000	165	14,835				15,000
Cancellation of Issued Common Stock
due to non-payment on receivable	(198,000)	(198)	(8,802)	9,000			-
Cash Received for Subscriptions
Receivable				5,500			5,500
Unrealized Gain/(Loss) on Available-for-sale						25,000
Securities (net of tax)
Net (Loss)					(1,476,327)
Total comprehensive income (loss)							(1,451,327)
Balance, April 30, 2009	185,001,844	185,003	7,957,926	(151,012)	(6,183,443)	25,000	1,833,474

Common Stock Issued for Cash at $0.015
In Private Placement	19,317,832	19,318	244,107	(16,250)			247,175
Common Stock Issued for Cash at $0.02
In Private Placement	1,765,500	1,766	30,335	(1,700)			30,401
Common Stock Issued for Cash at $0.022
In Private Placement	3,355,000	3,355	64,405	-			67,760
Common Stock Issued for Cash at $0.025
In Private Placement	770,000	770	16,730	-			17,500
Common Stock Issued for Cash at $0.033
In Private Placement	330,000	330	9,670	-			10,000
Common Stock Issued for Cash at $0.035
In Private Placement	264,000	264	8,136	-			8,400
Common Stock Issued for Cash at $0.04
In Private Placement	1,237,500	1,238	43,763	(12,900)			32,100
Common Stock Issued for Cash at $0.045
In Private Placement	7,752,141	7,750	309,392	(30,422)			286,720

(Deficit)
				Accumulated	Accumulated
Common Stock			Stock	During	Other	Total
Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Common Stock Issued for Cash at $0.05
In Private Placement	1,199,000	1,199	53,301				54,500
Common Stock Issued for services
at $0.02	1,100,000	1,100	18,900				20,000
Common Stock Issued for services
at $0.028	9,240,000	9,240	225,960				235,200
Common Stock Issued for services
at $0.032	1,650,000	1,650	46,350				48,000
Common Stock Issued for services
at $0.035	13,750	13	426				440
Common Stock Issued for services
at $0.047	110,000	110	4,590				4,700
Common Stock Issued for services
at $0.050	825,000	825	36,675				37,500
Common Stock Issued for services
at $0.065	66,000	66	3,834				3,900
Common Stock Issued for services
at $0.083	73,333	73	5,427				5,500
Common Stock Issued for Cash at $0.035
In Private Placement	345,730	346	10,654				11,000
Common Stock Issued for Cash at $0.045
In Private Placement	3,159,640	3,160	126,070	(10,000)			119,230
Common Stock Issued for services
at $0.041	2,035,000	2,035	73,815				75,850
Common Stock Issued for services
at $0.050	275,000	275	12,225				12,500
Cash Received for Subscriptions
Receivable				110,000			110,000
Common Stock Issued for Cash at $0.05
In Private Placement	484,000	484	21,516				22,000
Common Stock Issued for settlement
of lawsuit at $0.05	1,100,000	1,100	48,900				50,000
Common Stock Issued for services
previously unrendered at $0.048	550,000	550	23,450				24,000
Cancellation of Issued Common Stock
due to non-payment on receivable	(1,096,370)	(1,096)	(42,429)	43,525			-
Cash Received for Subscriptions
Receivable				24,622			24,622
Common Stock Issued for services
at $0.043	330,000	330	12,570				12,900
Cash Received for Subscriptions
Receivable				19,137			19,137
Reclassification of losses on Available-for-Sale
Securities (net of tax)						(25,000)	(25,000)
Net (Loss)					(3,475,281)
Total comprehensive (loss)							(3,475,281)
Balance, April 30, 2010	241,253,900	$241,254	$9,366,698	$(25,000)	$(9,658,724)	-	$(75,772)

Common Stock Issued for services
at $0.038	550,000	550	18,450				19,000
Common Stock Issued for Land Lease payments
at $0.035	1,650,000	1,650	52,350				54,000
Common Stock issued for Cash at $0.042
in Private Placement	556,547	557	20,693				21,250
Common Stock issued to close previous
Private Placement unissued due to insufficient
authorized shares at $0.033	3,300,000	3,300	96,700				100,000
Common Stock issued to close previous
Private Placement unissued due to insufficient
authorized shares at $0.04	412,500	413	14,587				15,000
Common Stock issued for Cash at $0.042
in Private Placement	35,356	35	1,315				1,350
Common Stock issued for Cash at $0.036
in Private Placement	11,495,000	11,495	406,505				418,000
Common Stock issued for Cash at $0.040
in Private Placement	1,375,000	1,375	53,625				55,000
Common Stock issued for Cash at $0.0475
in Private Placement	315,790	316	14,684				15,000
Common Stock Issued for services
at $0.038	1,050,000	1,050	57,225				58,275
Common Stock Issued for services
at $0.036	385,000	385	15,365				15,750
Common Stock Issued for services
at $0.048	500,000	500	23,500				24,000
Common Stock Issued for services
at $0.05	660,000	660	35,970				36,630
Common Stock Issued for services
at $0.045	484,000	484	24,156				24,640
Common Stock issued for Cash at $0.040
in Private Placement	2,030,890	2,031	84,804				86,835
Common Stock Issued for services
at $0.043	1,300,000	1,300	54,600				55,900
Common Stock Issued for services
at $0.04	350,000	350	13,650				14,000
Reduction to subscription receivable
on outstanding subscription			(5,000)	5,000			-
Cash Received for Subscriptions
Receivable				20,000			20,000
Net (Loss)					(822,809)
Total comprehensive income (loss)							(822,809)
Balance, April 30, 2011	267,703,983	$267,705	$10,349,877	$-	$(10,481,533)	-	$136,049

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			March 15, 2006
			(Inception)
	Year Ended April 30,		to April 30,
	2011	2010	2011
Operating activities
Net loss	$(822,809)	$(3,475,281)	$(10,481,533)
Adjustments to reconcile net loss
Stock issued for services	91,647	581,248	2,734,975
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	34,715	77,489	112,204
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	5,350	7,255	29,920
Stock-based compensation	62,000	132,104	1,781,171
Other-than-temporary impairment of investments	-	1,224,302	1,224,302
Impairment of long-lived assets	-		17,500
Bad debt expense	-	22,387	22,387
Gain on sale of fixed asset	-	(1,250)	(1,250)
Change in assets and liabilities
(Increase)/decrease in other current assets	-	(22,142)	(22,387)
(Increase)/decrease in prepaid expenses	(3,494)	(10,596)	(25,675)
Increase/(decrease) in accounts payable	(151,558)	240,061	553,931
Increase/(decrease) in accrued liabilities	34,823	85,569	337,366

Net cash used by operating activities	(749,326)	(1,138,854)	(4,907,177)

Investment activities
Investments:
Purchases	-	(1,357)	(1,357)
Proceeds from sales	145,644	9,270	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	(2,563)	(2,563)
Deposit on water rights	-	(800)	(800)
Deposit on reclamation bond	-	(16,994)	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	8,000	8,000
Purchase of land	-	25	(67,742)
Purchase of equipment	-	(4,568)	(17,616)

Net cash provided/(used) by investment activities	145,644	(8,987)	(44,693)

Financing activities
Proceeds from loans from related parties	-	25,000	121,864
Repayments of loans from related parties	(5,000)	(9,880)	(43,064)
Proceeds from issuance of debt	-	102,800	149,841
Repayments of debt	(4,232)	(936)	(5,168)
Proceeds from the sale of stock	617,435	1,060,550	4,742,554

Net cash provided by financing activities	608,203	1,177,534	4,966,027

Net increase in cash	4,521	29,693	14,157

Cash, beginning of period	9,636	(20,057)	-

Cash, end of period	$14,157	$9,636	$14,157

Supplemental Information:
Interest paid	$6,781	$6,923	$10,134
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$24,946	$14,054	$24,946
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$136,900	$150,000	$333,134
Stock issued as reduction of contingent liability	$-	$50,000	$50,000
Stock issued as reduction of related party loans	$15,000	$-	$15,000
Stock issued as reduction of short-term note payable	$100,000	$-	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation
and Subsidiaries
(An Exploration Stage Company)
Notes to Audited Consolidated Financial Statements
(For the periods ended April 30, 2011 and 2010)

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At April 30, 2011 the Company had an accumulated loss of $10,481,533, a cash balance of $14,157, no revenue, $607,424 in current liabilities and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of April 30, 2011 the Company had no cash equivalents.

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets, which range from three to seven years.

Following is a summary of property and equipment at April 30, 2011 and April 30, 2010:

	Fiscal Year Ended
	April 30,	April 30,
	2011	2010
Furniture and Equipment	$8,848	$8,848
Vehicles	23,768	23,768
Less: Accumulated Depreciation	(21,670)	(16,320)
Property and Equipment, Net	$10,946	$16,296

Loss per Share

The Company computes net loss per share in accordance US GAAP. This requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period under the treasury stock method using the if-converted method. All periods presented reflect net losses, therefore, all instruments convertible to common shares are considered anti-dilutive.

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

Investments

The Company’s investments are primarily in equity securities, which are classified as available-for-sale and are reported at fair value (based primarily on quoted prices and market observable inputs) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in other income/(expense), net.  Impairment losses are recognized in earnings and reduce an investment’s carrying amount to its fair market value when a decline in the fair market value of an individual security is below its carrying value and is determined to be other than temporary.

The Company determines impairment is other than temporary when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value or it is not expected to recover its entire cost basis. See Note 9 of Notes to the Consolidated Financial Statements for additional information.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning for the period ended January 31, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which is effective for the Company beginning February 1, 2012, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The Company does not expect the adoption will have a material impact on its consolidated financial position or results of operations.

NOTE 3. RELATED PARTY TRANSACTIONS

Our former CEO and President, Mr. Carrington, provided ongoing contract geologic services to the Company at the rate of $550 per day plus expenses.  During the period ended April 30, 2011, the Company accrued $10,500 for services included in Exploration and Development. In addition, the Company has expensed $5,000 for fees payable as Board of Directors fees recorded in Management and Consulting during the period ended April 30, 2011. During the period ended April 30, 2011, we issued 190,000 shares as full payment for these fees.  As of April 30, 2011 and April 30, 2010, $71,771 and $73,661 are recorded as due to related parties for Mr. Carrington.  Mr. Carrington did not charge the Company for services related to his position as President. Mr. Carrington is also a member of Gold Range LLC which retains a 1% net smelter royalty on the Independence project.

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $6,583 and $16,249 relating to hours incurred and reimbursable expenses paid by Forbush and Associates on behalf of the Company at April 30, 2011 and April 30, 2010, respectively. In fiscal year 2011, Forbush and Associates charged $21,245 for services provided in preparation of the form 10-K for the period ended April 30, 2010 and the 10-Qs for the periods ended July 31, 2010, October 31, 2010, and January 31, 2011 and $14,606 for reimbursable expenses included in General and administrative expenses.

In fiscal year 2010, Forbush and Associates received $23,671 for reimbursement of health insurance costs for the Company’s officers which were included in General and administrative expenses; $28,451 for reimbursable expenses included in General and administrative expenses; and $47,650 in professional fees included in Management and consulting.

Mr. Forbush also receives wages from the Company in accordance with his employment as an officer of the Company. On January 27, 2011, Mr. Forbush received 1,050,000 shares in payment for accrued wages totaling, net of payroll taxes, $40,000.  Mr. Forbush is owed $65,000 and $85,000 in unpaid gross wages as of April 30, 2011 and April 30, 2010 respectively.

During the period ended April 30, 2011, we relieved the unpaid wages totaling $37,500 due to Mr. Steve Parent, our former President, and Mrs. Judy Parent for their services from November 16, 2009 to the date of his resignation at January 28, 2010 for the sum of 484,000 shares.

Our former President, Mr. Paul Wang, had entered into an employment agreement with the Company to receive an annual salary of $80,000 ($6,667 per month). Mr. Wang received payment in full for all wages due under the employment agreement as of the date of his release as President of the Company totaling $23,950 and certain reimbursable expenses in the amount of $11,959 related to travel expenses remain unpaid at April 30, 2011.  Additionally, Mr. Wang received compensation for his services as a member of the Board of Directors prior to his appointment as President of the Company.  During January 2011, Mr. Wang received 110,000 shares for payment of $5,500 of Board of Directors fees outstanding at that date and incurred through September 2010. As of April 30, 2011, and April 30, 2010, respectively, we have outstanding payables of $11,959 and $1,500 respectively for these fees in the due to related parties account classification.

As of April 30, 2011 and April 30, 2010, $0 and $3,753 respectively is due to Larry Bigler, Mike Powell, and David Salari for reimbursable expenses incurred in their position as members of the Board of Directors and fees related thereto. There are no fees payable to our new Board of Director members as all fees were suspended in September 2010.

On December 17, 2010, Dan Dyer was appointed as a member of the Board of Directors and is also a principal in Dyer Engineering Consultants.  Dyer Engineering Consultants provides mine permitting, engineering and leach pad design services at the Independence project. As of April 30, 2011, Dyer Engineering Consultants is owed $34,663 for services rendered. A total of $92,831 due to Dyer Engineering Consultants as of April 30, 2010 was reclassed from accounts payable to the due to related parties account classification.

The interim President, CFO, former and current members of the Board of Directors, and members of the Advisory Board have provided short-term financing to the company in the form of demand notes with no fixed or determinable repayment dates. The amounts are recorded as current liabilities with the balance as of April 30, 2011 and April 30, 2010 of $28,800 and $48,800 respectively.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share. As of April 30, 2011 and 2010, no preferred stock has been issued and is outstanding.

Common Stock

The Company is authorized to issue 550,000,000 common shares with a par value of $0.001 per share at April 30, 2011.

The following detail of the Company’s common stock transactions includes only the two years ended April 30, 2011 and 2010. For previous transactions please refer to the appropriate period Form 10-K on file with the Securities and Exchange Commission. All statements and footnotes have been adjusted to reflect post-split values.

During May 2009, we issued 7,441,500 common shares at prices ranging from $0.015 to $0.05 per share in private placements for a total of $124,650 in cash; 11,990,000 common shares were issued for services and payment of accrued wages for a total recorded value of $303,200.

During June 2009 we issued 11,395,082 common shares at prices ranging from $0.015 to $0.05 per share in private placements for a total of $189,875 in cash and 153,083 common stock for services at a total value $9,840.

During July 2009 we issued 17,154,280 common shares in private placements at prices ranging from $0.015 to $0.05 per share or $501,308 in cash; 935,000 shares of common stock of the company were issued for services at a total value $42,200.

During August 2009, we issued 2,310,000 shares of common stock for services at a total value of $88,350.

During September 2009, we issued 3,505,370 common shares at prices ranging from $0.035 to $0.045 or $140,230 in cash.

During October 2009, we issued no shares of the company.

During November 2009, we issued 484,000 common shares in private placements at $0.05 per share for $22,000 in cash; we issued 1,100,000 common shares valued at $50,000 in accordance with the Pompano settlement liability previously disclosed at April 30, 2009.

During December 2009, we issued no shares of the company.

During January 2010, we canceled 1,096,370 common shares of the company in private placements due to non-payment on the subscription agreement in the amount of $43,525.

During February 2010, we issued no shares of the company.

During March 2010, we issued 880,000 shares of the company for services for a total value of $36,900.

During April 2010, we issued no shares of the company.

During the year ended April 30, 2010, we received $126,012 in payment of subscriptions receivable outstanding at April 30, 2009.

During May 2010, we issued 1,650,000 shares for land lease payments and 550,000 shares for services for a total value of $73,000.

During June, July, August, and September of 2010, we issued no shares of the company.

During October 2010, we issued 556,547 common shares in private placements to members of the board of directors at $0.038 per share for $21,250 in cash: we issued 3,300,000 common shares to satisfy $100,000 in short-term note payable and 412,500 common shares to satisfy $15,000 in loans from related parties.

During November 2010, we issued 35,356 common shares in private placements to members of the board of directors at $0.038 per share for $1,350 in cash.

During December 2010, we issued 11,495,000 common shares in private placements at $$0.036 per share for $418,000 in cash; we issued 385,000 common shares at $0.036 per share for services for a total value of $15,750; we issued 484,000 shares to reduce accrued wages to former employees at $$0.045 per share for a total value of $24,640; we issued 1,050,000 to reduce accrued wages to current employees at $0.0555 per share for a total value of $58,275.

During January 2011, we issued 1,375,000 common shares in private placements at $0.04 per share for $55,000 in cash; we issued 315,790 common shares in private placements at $0.0475 per share for $15,000 in cash; we issued 1,160,000 common shares for services for a total value of $60,630.

During February 2011, we issued 1,300,000 shares of the company for services at $0.043 per share for a total value of $55,900; we issued 1,520,000 common shares in private placements at $0.04 per share for $66,400 in cash.

During March 2011, we issued 350,000 shares of the company for services at $0.04 per share for a total value of $14,000.

During April 2011, we issued 510,890 common shares in private placements at $0.04 per share for $20,435 in cash.

During the year ended April 30, 2011, we received $20,000 in payment of subscriptions receivable outstanding at April 30, 2010 and reduced subscription receivable for an uncollectible subscription of $5,000.

Warrants (Non-employee)

As part of certain equity private placement transactions, the Company issues warrants. The following table illustrates the warrant activity for the periods ending April 30, 2011 and 2010.

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2009	2,524,799	$0.20
Granted	1,100,000	0.07
Exercised	––	––
Forfeited/Expired	(284,299)	0.21

Outstanding at April 30, 2010	3,340,500	0.17

Granted	17,815,035	0.07
Exercised	––	––
Forfeited/Expired	(3,340,500)	0.17

Outstanding at April 30, 2011	17,815,035	0.07

	Warrants Outstanding
Range price ($)	Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.07	3,000,000	1.04 years	$0.07
$0.075	14,815,035	0.67 years	$0.075

NOTE 5. PROVISION FOR INCOME TAXES

Provision for Income Taxes

The Company performs reviews of its material tax positions in accordance with applicable recognition and measurement standards.  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At April 30, the income tax expense (benefit) consisted of the following:

	2011	2010
Current	$––	$––
Deferred	––	––
Total tax (benefit)	$––	$––

At April 30, gross deferred tax assets and liabilities consisted of the following:

	2011	2010
Deferred Tax Inventory
NOL	$3,080,000	$2,296,000
Stock compensation expense	––	––
Installment sale gain	––	(74,000)
Impairment loss	––	6,000
Investments	––	429,000
Property, plant & equipment	(2,000)	(3,000)
Gross deferred tax assets	3,078,000	2,654,000
Less: Valuation allowance	(3,078,000)	(2,654,000)
Net deferred tax assets	$––	$––

At April 30, the income tax expense (benefit) differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

	2011	2010
Tax rate reconciliation
Federal statutory rate	35%	35%
Tax at federal statutory rate	35.00%	35.00%
Permanent differences	(0.08)	(0.08)
Net operating loss carry forward	(95.20)	(21.41)
Installment sale	9.00	––
Unrealized gain (loss)	52.08	(13.47)
Other temporary differences, net	(0.80)	(0.04)
Total	0.00%	0.00%

As of April 30, 2011, the Company had a federal net operating loss carry forward of approximately $7.4 million. The federal net operating loss carry forward expires beginning in fiscal 2026. Utilization of net operating losses may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carry forward may expire before full utilization.

The Company reviews its tax positions to determine whether it is more likely than not that they will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, the Company measures the tax position to determine the amount to recognize in the financial statements.

As of April 30, 2011 and 2010 there were no positions that did not meet the more-likely-than-not threshold.

NOTE 6. MINERAL PROPERTY

Independence Mine

At April 30, 2011, the Company’s Mineral property valued at $613,941 consists of the acquisition cost of the Independence Mining Claims located in Lander County, Nevada. The Company continues to explore and develop the mining claims. For the years ended April 30, 2011 and 2010, the Company incurred costs of $299,698 and $909,728, respectively, for the on-going exploration and development. Since obtaining the rights, the Company has expensed $2,861,936 associated with these activities. If the Company successfully establishes proven and probable reserves, additional development costs will be capitalized and depleted using the units of production method. There is a production royalty payable for the sale of all gold, silver or platinum based upon the average daily price of gold on the London Metal Exchange as follows: 3% when the price of gold per ounce is less than $375; 4% when the price of gold per ounce is between $375 and $475; and 5% when the price of gold is over $475. There is also a production royalty of 3% payable on the sale of all substances other than gold, silver and platinum. In addition, any future production is subject to a 1% net smelter royalty obligation payable to Gold Range, LLC.  As of April 30, 2011, there were no proven or probable reserves associated with the Independence Mining Claim.

NOTE 7. NOTES PAYABLE

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

The Company has $28,800 due in short-term notes payable to related parties as disclosed in footnote 3 above.

Future principal repayments at April 30, 2011 are as follows:

	Related Party Notes Payable	Short-term Note Payable & Secured Note Payable
2012	$28,800	$7,161
2013	-	3,898
2014	-	4,302
2015	-	4,749
2016	––	5,242
Thereafter	––	19,321
Total	$28,800	$44,673

NOTE 8. COMMITMENTS & CONTINGENCIES

The Company leases office space under a non-cancelable operating lease. Rent expense was approximately $32,291 in fiscal 2011, and $25,211 in fiscal 2010. Future annual minimum lease commitments at April 30, 2011 are as follows:

Minimum lease payments
2012	$33,552
2013	35,724
2014	37,884
2015	––
2016	––
Thereafter	––
Total	$107,160

NOTE 9. INVESTMENTS

The Company’s investments in equity securities were classified as available-for-sale.  The investments were initially recorded at cost and reduced for impairment losses.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	April 30, 2011				April 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Sunergy common stock ( available for sale)	$––	$––	$––	$––	$177,796	$––	$––	$177,796
Total assets measured at fair value on recurring basis	$––	$––	$––	$––	$177,796	$––	$––	$177,796

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

●	The Board initiated a plan in the period ended April 30, 2010, to sell the remaining shares and did not expect the fair value of the shares to recover before the expected time of sale.

After evaluation of all factors, Management determined that the decrease in value of the remaining Sunergy shares was an other-than-temporary impairment and required an impairment loss in the period in which the decision to sell occurred.  As such, the Company recorded an impairment loss of $1,224,302 in earnings during the period ended April 30, 2010.

Management liquidated all remaining Sunergy, Inc. shares held during the period ended April 30, 2011 and recognized a loss in earnings of $34,715.

NOTE 10. SUBSEQUENT EVENTS

Management evaluated events through the date the financial statements were issued and has not identified any event requiring disclosure.

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

As of April 30, 2011, the year-end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of April 30, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our  year ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Daniel J. Forbush (1)	Chief Executive Officer, President, Chief Financial Officer and Director	58	March 23, 2007
David J. Salari (2)	Director	54	January 30, 2006
Paul Wang (3)	Former President and Director	66	March 11, 2010
Dr. Michael Powell (4)	Independent Director	57	May 24, 2010
Robert G. Carrington (5)	Former President and Director	66	January 28, 2010
Larry Max Bigler (6)	Independent Director	62	December 18, 2007
Mark E. Smith, P.E., G.E., S.E. (7)	Independent Director	54	December 30, 2010
Keith M. Belingheri (8)	Independent Director	57	December 17, 2010
Dan L. Dyer P.E., C.E.M (9)	Independent Director	63	December 17, 2010
P. K. “Rana” Medhi	Independent Director	73	December 30, 2010
Walter A. Marting, Jr.	Independent Director	64	July 1, 2011
(1)	Mr. Forbush was appointed Chief Executive Officer on December 17, 2010 and President December 30, 2010.
(2)	Mr. Salari resigned as a Director December 17, 2010.
(3)	Mr. Wang was appointed President of the Company on September 3, 2010 and removed as President on December 17, 2010
(4)	Dr. Powell resigned as an Independent Director December 17, 2010.
(5)	Mr. Carrington resigned as President September 3, 2010 and as a Director December 17, 2010.
(6)	Mr. Bigler resigned as an Independent Director May 2010 and was reappointed an Independent Director December 17, 2010.
(7)	Mr. Smith resigned as an Independent Director July 1, 2011.
(8)	Mr. Belingheri resigned as an Independent Director July 1, 2011.
(9)	Mr. Dyer resigned as an Independent Director July 1, 2011.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Daniel J. Forbush, CPA, MBA – President, Chief Executive Officer, Chief Financial Officer and Director

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

P.K. “Rana” Medhi – Independent Director

P.K. “Rana” Medhi of Casa Grande, Arizona has over 40 years of experience in the mining industry; including 28 years with Cyprus Amax Minerals. Mr. Medhi holds a Master of Science degree from the University of Arizona and is a Registered Mining and Engineering Geologist working as an Independent Consultant.  In addition, Mr. Medhi is a Certified Professional Geologist with the American Institute of Professional Geologists, a Member of Society for Mining, Metallurgy and Exploration (SME) and a certified adjunct professor of mineral technology and geology with the community colleges of Arizona.  Mr. Medhi has also authored and published several technical papers and an occasional speaker to mining and public forums.  Mr. Mehdi is currently the Chairman of the Board of Sunergy, Inc., a junior mining company with activities in West Africa.  He was the Chairman of the Board of Governors of the Arizona Department of Mines and Mineral Resources.

Walter A. Marting, Jr. – Independent Director

Mr. Marting has spent a large part of his career both as a senior executive for a Fortune 500 mining company and starting and running his own junior gold mining company. After graduating from Harvard Business School in 1975 and following three years in the US Navy with SEAL Team Two, Mr. Marting joined Amax Inc. as an underground mine Production Supervisor at Amax’s Climax Molybdenum property in Leadville, Colorado. Mr. Marting spent two years working underground and in Climax’s open pit operation before moving to the Company’s headquarters in Greenwich, CT. In 1982 Mr. Marting was named Vice President – Finance for Amax Europe in Paris, France. Mr. Marting helped build Amax’s global mining presence from its Paris headquarters and had financial oversight of the company’s European and African exploration and development and ore processing activities. He left Amax in 1984 to start his own mining company that undertook the re-opening and operation of the famed 16-1 Mine in Allegheny, CA.

Larry M. Bigler, CPA – Independent Director

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

 Paul Wang, MBA – Former President, Current Director

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

Keith M. Belingheri – Independent Director

Keith M. Belingheri has held numerous engineering and mining operations management and executive positions during his more than 30 years of mining industry experience.  Mr. Belingheri currently serves as Vice President Operations and as a member of the Board Directors of Inter-Rock Minerals Inc, a Canadian public company.  He started with Inter-Rock in June 2001.  During his career, Mr. Belingheri has developed mining operations from initial exploration through production, managed operations, engineering, and project to successful and profitable conclusions using both open pit and underground mining methods.  He has experience in crushing, screening, grinding, leaching, flotation, and SX-EW circuits for ore processing and reduced direct operating costs while maintaining outstanding operating safety performance including a seven year safety record with zero lost time accidents and achievement of environmental and mine reclamation standards that resulted in industry recognition by the receipt of several important awards.  Mr. Belingheri’s career includes the following mining and mining services companies: Kappes, Cassiday & Associates, Glamis Gold Ltd., Rayrock Mines, Inc., Pinson Mining Company (a partnership of Rayrock, Homestake Mining, and Barrick Mines).

Dan L. Dyer P.E., C.E.M – Independent Director

Dan L. Dyer P.E., C.E.M is a Civil, Geotechnical, and Environmental Engineer and the President of Dyer Engineering Consultants, Inc., a multi-disciplinary Nevada corporation specializing in the innovative application of earth sciences and engineering to a wide range of clients both private and public since 1998.  Mr. Dyer has extensive experience in a wide range of mining services from his more than 35 years of engineering industry experience.  He has excellent relationships with both federal and state regulatory agencies and personnel that monitor, evaluate, review and approve mining permits in the state of Nevada as well as other jurisdictions.  Mr. Dyer and his firm are experts in heap leach pad design, groundwater studies - modeling and analysis, Water Pollution Control Permit applications, Plan of Operations, Solid Waste and Sanitation Permit applications, Air Quality Permit applications, tailings dam design, reclamation bond calculations, storm water management, hazardous materials management, and Rapid Infiltration Basin design

Mark E. Smith P.E., G.E., S.E. – Independent Director

Mark E. Smith P.E., G.E., S.E., of Incline Village, Nevada, has been employed or consulted in the Mining Industry for more than 30 years. Mr. Smith is currently President of RRD International Corp. an international mining industry engineering firm. Mr. Smith has been working in heap leaching, tailings management, geotechnical engineering and project/study management. He is a registered civil, geotechnical and structural engineer; he has published dozens of papers in the field and has taught engineering short courses through universities in 8 countries.  Mr. Smith was the founding principal and manager of Vector Engineering, Inc. from 1986 to 2009, building it from inception to a team of 500 people working in offices in the USA, Australia, Argentina, Chile, Peru, the Philippines and Colombia. Vector is a multi-disciplinary engineering and environmental consulting firm working for both local and multi-national clients.  Mr. Smith received his M.S. Civil (Geotechnical) Engineering, from the University of Nevada, Reno.  He has worked with BHP Billiton, Rio Tinto, Vale, Xstrata, Anglo, Barrick, Minmetal, Goldcorp and many other tier 1 and mid-tier companies.  He has also worked extensively with the major EPCM firms: Fluor, Bechtel, Aker, Hatch and SNC Lavalin.

Robert G. Carrington – Former Principal Executive Officer, President and Director

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

David J. Salari, P.Eng. – Director

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

Dr. Michael Powell – Independent Director

Dr. Powell is a venture capitalist and General Partner at Sofinnova Ventures, a venture capital firm with approximately $1 billion under management, and offices in San Francisco, Menlo Park, San Diego and Tokyo. Mike Powell, Ph.D., has more than 25 years of pharmaceutical development experience, and he has focused interest in clinical-stage product companies. He joined Sofinnova Ventures as a General Partner in 1997. Prior to becoming a venture capitalist, Mike worked on 20 clinical products and authored almost 100 papers and books, including a 1,100-page treatise on vaccine design.  Prior to Sofinnova, Dr. Powell held several industry positions, including Group Head of Drug Delivery at Genentech (1990-97), Director of Product Development at Cytel (1987-90), and Senior Scientist at Syntex Research (1984-87).

He received his Ph.D. in Physical Chemistry from the University of Toronto in 1981, and completed his post-doctorate work in Bioorganic Chemistry at the University of California, where he was subsequently a faculty member (1981-84).

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2011, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert Carrington	Nil	Nil	Nil
David Salari	Nil	Nil	Nil
Paul Wang	Nil	Nil	Nil
Dr. Mike Powell	Nil	Nil	Nil
Daniel Forbush	1	2	Nil
Larry Max Bigler	Nil	Nil	Nil
Walter A Marting, Jr.	Nil	Nil	Nil
Mark E. Smith	1	1	Nil
Dan l. Dyer	1	1	Nil
Keith M. Belingheri	1	Nil	Nil
P.K. “Rana” Medhi	1	Nil	Nil

Board and Committee Meetings

Our board of directors held 6 formal meetings during the year ended April 30, 2011.  All other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended April 30, 2011, there are two standing committees of the board of directors, the Audit Committee and the Nominating and Corporate Governance Committee.

Nominating and Corporate Governance Committee, Director Nomination and Independence

Nominating and Corporate Governance Committee

Currently our Nominating and Corporate Governance Committee consists of P.K. “Rana” Medhi, Chairman and Larry Max Bigler.  We anticipate appointing a third member immediately after the annual meeting of shareholders. The Nominating and Corporate Governance Committee (the “Nominating Committee”) is established by the Board to assist in:
(1) identifying individuals qualified to become members of the Board and recommend individuals to the Board for nomination as members of the Board;
(2) identifying individuals qualified to become members of the various committees of the Board and to recommend such individuals for nomination as committee members to the Board;
(3) determining the composition of the Board and its committees;
(4) developing and recommending to the Board a set of corporate governance principles applicable to the Company; and
(5) overseeing an evaluation process of the Board and management.

During fiscal 2011, there were no meetings held by the nominating and corporate governance committee.  Since May 4, 2011 when the members of the committee were appointed, the committee met four times.

Director Selection Process and Review of Director Nominees

We have established a process for identifying and nominating director candidates which we expect will result in the election of a highly-qualified and dedicated Board of Directors.  The following is an outline of the process for the nomination of candidates for election to the Board of Directors: (a) the Chief Executive Office, the Nominating and Corporate Governance Committee or other members of the Board of Directors identify the need to add new Board members either to fill vacancies or to enhance the mix of qualifications, skills and experience represented on the Board of Directors (b)  the Committee coordinates the search for qualified candidates with input from management and other Board members,  (c) the Committee may engage a third party consultant to help identify and evaluate candidates for membership to the Board of Directors, if it deems such engagement is necessary and appropriate, (d) selected member of management and the Board of Directors interview prospective candidates; and (e) The Committee recommends a nominee, which it believes will serve the best interests of General Metals Stockholders.

The Board of Directors has determined that directors should possess the following minimum qualifications: (a) the highest personal and professional ethics, integrity, and values; (b) commitment to representing the long-term best interests of the stockholders and (c) sufficient time to effectively fulfill the duties of a Board member.  Candidates suggested by shareholders will be considered on the same basis as any other candidate.   Any stockholder proposing a nomination should submit such candidate’s name, along with curriculum vitae or other summary of qualifications experience and skills to the Secretary, General Metals Corporation, 1155 West Fourth Street Suite 210, Reno, NV 89503, USA

General Metals Corporation considers diversity, age and skills in deciding on nominees.  The Nominating and Corporate Governance Committee reviews these matters through discussion at meetings of the committee.  In evaluating a director candidate, the committee considers factors that are in the best interests of the Company and its stockholders.

 Director Independence

We currently act with five (5) directors, consisting of Paul Wang, Walter A. Marting, Jr., P.K. “Rana” Medhi, Larry Max Bigler and Daniel Forbush.  We have determined that Walter A. Marting, Jr., P.K. “Rana” Medhi, and Larry Max Bigler qualify as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Audit Committee and Audit Committee Financial Expert

Audit Committee

Currently our audit committee consists of Larry Max Bigler, Chairman, P.K. “Rana” Medhi and Walter A. Marting, Jr.  The function of the audit committee is to meet with our independent auditors at least annually to review, upon completion of the annual audit, financial results for the year, as reported in our financial statements; recommend to the Board the independent auditors to be retained; review the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assist and interact with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner; and review and approve all professional services provided to us by the independent auditors and considers the possible effect of such services on the independence of the auditors.

During fiscal 2011, there were no meetings held by the audit committee.  The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that Larry Max Bigler of its audit committee qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws.  Any senior officer, who becomes aware of any incidents, involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.  It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

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

Procedure for Submitting Shareholder Proposals Related to Nominee as Director

See “Procedures for Submitting Shareholder Proposals” above.

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated by reference as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: General Metals Corporation, 1155 West Fourth Street, Suite 210, Reno, NV 89503.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

·	our principal executive officer;

·	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2011 and 2010; and

·
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Stephen Parent, Former President, CEO and Director	2011 2010	Nil 108,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 108,000
Robert G. Carrington, Former President, CEO and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Daniel Forbush President, CEO, CFO and Director	2011 2010	120,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 120,000
Paul Wang Former President, CEO and Director	2011 2010	23,950 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	23,950 Nil
(1)
The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

COMPENSATION PLANS

As of April 30, 2011, we did not have any compensation plans in place.  However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

Stock Options/SAR Grants

During the period from inception to April 30, 2011, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2011 or April 30, 2010 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2011.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  Beginning June 1, 2007, the non-employee directors receive $1,000 per month for their service on the Board of Directors.  On September 2, 2010 the Board of Directors suspended all fees for their services until further notice.  Effective May 1, 2011, the compensation of Directors was reinstated at $1,000 per month for their services and $1,000 per month for fulfilling their committee assignments.   The Directors also receive Stock Incentive Grants from time to time as authorized by the Board.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

The following table sets forth a summary of the compensation paid to our non-employee directors in the year ended April 30, 2011:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Salari	5,000	Nil	Nil	Nil	Nil	Nil	5,000
Paul Wang	4,000	Nil	Nil	Nil	Nil	Nil	4,000
Dr. Mike Powell	4,000	Nil	Nil	Nil	Nil	Nil	4,000
Robert Carrington	5,000	Nil	Nil	Nil	Nil	Nil	5,000

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

The following table sets forth, as of August 10, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Walter A. Marting, Jr. Reno, Nevada	Nil	Nil
Larry Max Bigler Reno, Nevada	2,411,463	0.90%
Paul Wang Prim, AK	237,380	0.09%
P. K. “Rana” Medhi Casa Grande, AZ	550,000	0.20%
Daniel J. Forbush Sparks, Nevada	9,685,000	3.59%
Directors and Executive Officers as a Group (5 persons)	12,883,843	4.78%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 10, 2011. As of August 10, 2011, there were 269,703,983 shares of our company’s common stock issued and outstanding.

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

Director Independence

We currently act with five directors, consisting of Walter A. Marting, Jr., Paul Wang, Larry Max Bigler, P.K. “Rana” Medhi, and Daniel Forbush. We have determined that Walter A. Marting, Jr. and Larry Max Bigler, and P. K. “Rana” Medhi are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.	Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2011 and for fiscal year ended April 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2011 ($)	2010 ($)
Audit Fees	52,000	94,100
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	52,000	94,100

Our audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our audit committee has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

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

10.11	Agreement dated February 10, 2009 between our company and Nevada Agency & Trust Company (incorporated by reference from our Current Report on Form 8-K filed on February 24, 2009).
10.12	Contract between our company and Stephen Tandon and Emanual Suchefort dated April 13, 2009 (incorporated by reference from our Current Report on Form 8-K filed on June 29, 2009).
10.13	Employment contract between our company and Paul Wang dated September 3, 2010 (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2010).
10.14
Settlement Agreement between General Metals Corporation (the “Company”), Michael Powell, Robert Carrington, Daniel J. Forbush, David Salari, Larry Max Bigler, Keith M. Belingheri, Dan L. Dyer, Permundu K. Medhi, Michael Duncan, Robert Hesselgesser, M.D., Kenneth Robert Gearhart, Keith Alan Knight, Walter W. Knauss, and David L. Holmes entered into a Settlement Agreement (the “Settlement Agreement”) setting forth the parties’ agreement with respect to a good faith controversy (the “Contest”) over management of the Company, corporate policy and various related matters. The parties to the Settlement Agreement include (i) a majority of the Company’s board of directors then in office (the “Old Board”); (ii) individuals appointed under the terms of the Settlement Agreement to serve as board members; and (iii) each of the members of a shareholder group who filed a Schedule 13-D related to the Company on November 5, 2010 (collectively, the “13-D Shareholders”) (incorporated by reference from our Current Report on Form 8-K filed on December 23, 2010).

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
(21)	Subsidiaries
General Gold Corporation, a Nevada company
(23)	Consent
23.1	Consent of Mark Bailey & Company
(31)	Section 302 Certification
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002.
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION
/s/ Daniel J. Forbush
Daniel J. Forbush
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 15, 2011
/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
Date: August 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer, Chief
/s/ Daniel J. Forbush	Financial Officer and Director	August 15, 2011
Daniel J. Forbush

/s/ Walter A. Marting, Jr.	Director	August 15, 2011
Walter A. Marting, Jr.

/s/ Paul Wang	Director	August 15, 2011
Paul Wang

/s/ Larry Max Bigler	Director	August 15, 2011
Larry Max Bigler

/s/ P. K. Medhi	Director	August 15, 2011
P. K. Medhi