Form 10-Q
period 2011-07-31
GENERAL METALS CORP
filed 2011-09-19
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to____________________

Commission File Number  000-30230

GENERAL METALS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0488983
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1155 W 4TH St Ste 210, Reno, NV 89503	89503
(Address of principal executive offices)	(Zip Code)

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

278,231,211 common shares issued and outstanding as of September 19, 2011.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheet

	July 31,	April 30,
	2011	2011
ASSETS

Current assets
Cash and cash equivalents	$26,231	$14,157
Short-term investments	-	-
Prepaid expenses	28,386	39,791

Total current assets	54,617	53,948

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	9,608	10,946
Other assets	35,238	35,238

Total other assets	726,529	727,867

Total assets	$781,146	$781,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable, current portion	$6,510	$6,331
Accounts payable	324,129	354,055
Accrued liabilities	126,910	93,262
Accounts payable to related parties	156,238	124,976
Loan from related parties	28,800	28,800

Total current liabilities	642,587	607,424

Long-term liabilities
Notes payable, net of current portion	36,525	38,342

Total long-term liabilities	36,525	38,342

Total liabilities	679,112	645,766

Commitments and Contingencies

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	-	-

Common stock, authorized 550,000,000 shares, par value $0.001, issued and outstanding on July 31, 2011 and April 30, 2011 is 274,148,427 and 267,703,983 respectively	274,149	267,705

Additional paid-in capital	10,519,433	10,349,877
Accumulated deficit during exploration stage	(10,691,548)	(10,481,533)

Total stockholders' equity	102,034	136,049

Total liabilities and stockholders' equity	$781,146	$781,815

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

			March 15, 2006
			(Inception)
	Three Months Ended July 31,		to July 31,
	2011	2010	2011
Revenue	$-	$-	$-

Operating expenses
Depreciation and amortization	1,338	1,338	31,258
General and administrative	11,143	24,685	1,405,506
Management and consulting	157,791	57,690	5,581,215
Exploration and development	16,071	39,705	2,889,913
Professional fees	21,557	13,273	685,450

Total expenses	207,900	136,691	10,593,342

(Loss) from operations	(207,900)	(136,691)	(10,593,342)

Other income / (expenses)
Interest expense	(2,115)	(1,811)	(31,922)
Other income	-	-	14,700
Gain on sale of mineral properties	-	-	1,249,072
Realized (loss) on sale of investments	-	(33,536)	(112,204)
Other than temporary impairment of investments	-	-	(1,224,302)
Gain/(loss) on foreign currency exchange	-	-	6,450

(Loss) before income taxes	(210,015)	(172,038)	(10,691,548)

Provision for income taxes	-	-	-

Net (loss)	$(210,015)	$(172,038)	$(10,691,548)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	269,431,027	243,095,092

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

			March 15, 2006
	Three months ended July 31,		(Inception)
			to July 31,
	2011	2010	2011
Operating activities
Net loss	$(210,015)	$(172,038)	$(10,691,548)
Adjustments to reconcile net loss
Stock issued for services	78,958	31,095	2,813,934
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	-	33,536	112,204
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	1,338	1,338	31,258
Stock-based compensation	-	-	1,781,171
Other-than-temporary impairment of investments	-	-	1,224,302
Impairment of long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Change in assets and liabilities
(Increase)/decrease in other current assets	-	-	(22,387)
(Increase)/decrease in prepaid expenses	8,447	(3,927)	(17,229)
Increase/(decrease) in accounts payable	1,336	(47,539)	555,267
Increase/(decrease) in accrued liabilities	33,648	30,948	371,014

Net cash provided by operating activities	(86,288)	(126,587)	(4,993,465)

Investment activities
Investments:
Purchases	-	-	(1,357)
Proceeds from sales	-	142,805	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	-	(2,563)
Deposit on water rights	-	-	(800)
Deposit on reclamation bond	-	-	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	-	(67,742)
Purchase of equipment	-	-	(17,616)

Net cash provided / (used) by investment activities	-	142,805	(44,693)

Financing activities
Proceeds from loans from related parties	-	-	121,864
Repayments of loans from related parties	-	-	(43,064)
Proceeds from issuance of debt	-	-	149,841
Repayments of debt	(1,638)	(2,624)	(6,806)
Proceeds from the sale of stock	100,000	-	4,842,554

Net cash provided by financing activities	98,362	(2,624)	5,064,389

Net increase in cash	12,074	13,594	26,231

Cash, beginning of period	14,157	9,636	-

Cash, end of period	$26,231	$23,230	$26,231

Supplemental Information:
Interest paid	$2,115	$1,811	$12,249
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$24,946	$54,879	$24,946
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$-	$-	$333,134
Stock issued as reduction of contingent liability	$-	$-	$50,000
Stock issued as reduction of related party loans	$-	$-	$15,000
Stock issued as reduction of short-term note payable	$-	$-	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2011, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2010 audited financial statements.  The results of operations for the period ended July 31, 2011 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements include the accounts of General Metals Corporation and its wholly owned subsidiary, General Gold Corporation.  Collectively, they are referred to herein as the Company.  All inter-company balances and transactions have been eliminated on consolidation.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements have been issued since the filing of the Company’s Form 10-K on August 15, 2011 for the fiscal year ended April 30, 2011 that are likely to have a material impact on the Company’s financial position, results of operations, or cash flows.

Restatement of certain items in the financial statements

Due to the implementation of the 11 for 10 stock split, activity prior to January 4, 2011, including weighted average shares outstanding in the Consolidated Statement of Operations has been restated to reflect post-split values.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the three months ended July 31, 2011.  For additional details for all stock transactions please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2011 and filed with the Securities Exchange Commission on August 15, 2011.

During the three months ended July 31, 2011, we issued a total of 6,444,444 shares;  2,000,000 shares were issued for services valued at $76,000 to vendors; and 4,444,444 shares were issued for cash to an investor in a private placement at $0.0225 per share for receipt of cash totaling $100,000.

NOTE 4 – SUBSEQUENT EVENTS

The Company received $164,875 from 5 investors in private placements under Rule 144 for 7,094,444 units consisting of one share and one share purchase warrant exercisable at $0.05 for one year since July 31, 2011 through the date of filing.

NOTE 5 – RELATED PARTY

Our former CEO and President, Mr. Carrington, provided ongoing contract geologic services to the Company at the rate of $550 per day plus expenses.  During the period ended July 31, 2011, the Company did not accrue expenses as he provided no services to the Company.  During the three months ended July 31, 2010, the Company had accrued $1,500 for estimated services during the month of July 2010 and $10,616 for expenses incurred during May and June and is included in Exploration and Development. In addition, the Company had expensed $3,000 for fees payable as Board of Directors fees for the three months ended July 31, 2010 and expensed $1,000 for prior period Board fees which is recorded in Management and Consulting. As of July 31, 2011 and April 30, 2011, $71,771 is recorded as due to related parties for Mr. Carrington.  Mr. Carrington did not charge the Company for services related to his position as President. Mr. Carrington is also a member of Gold Range LLC which retains a 1% net smelter royalty on the Independence Project.

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $4,034 and $6,583 relating to hours incurred and reimbursable expenses paid by Forbush and Associates on behalf of the Company at July 31, 2011 and April 30, 2011, respectively. In the three months ended July 31, 2011, Forbush and Associates charged $141 for reimbursable expenses included in General and administrative expenses and received a payment of $2,690 against the previous outstanding balance.  In the three months ended July 31, 2010, Forbush and Associates charged $2,075  for reimbursable expenses included in General and administrative expenses, and $5,000 was accrued in professional fees included in Management and consulting for services related to the preparation of the 10-K for the period ended April 30, 2010.

Mr. Forbush also receives wages from the Company in accordance with his employment as an officer of the Company.  Mr. Forbush is owed $90,000 and $65,000 in unpaid gross wages as of July 31, 2011 and April 30, 2011 respectively.

Our former President, Mr. Paul Wang, had entered into an employment agreement with the Company to receive an annual salary of $80,000 ($6,667 per month). Mr. Wang received payment in full for all wages due under the employment agreement as of the date of his release as President of the Company totaling $23,950 and certain reimbursable expenses in the amount of $11,959 related to travel expenses remain unpaid as of July 31, 2011 and April 30, 2011.  Additionally, Mr. Wang receives compensation for his services as a member of the Board of Directors at the rate of $1,000 per month recommencing in May of 2011.   As of July 31, 2011, and April 30, 2011, respectively, we have outstanding payables of $14,959 and $11,959 respectively for these fees and reimbursable expenses in the due to related parties account classification.

As of July 31, 2011 and April 30, 2011, $26,000 and $0 respectively is due to Larry Bigler, Keith Belingheri, Dan Dyer, Del Marting, P.K. “Rana” Medhi, and Mark Smith for reimbursable expenses incurred in their position as members of the Board of Directors and compensation related thereto. Beginning May 2011, compensation related to services provided as a member of the Board of Directors was reinstated at $1,000 per month plus $1,000 for serving on any additional subcommittees with a maximum compensation of $2,000 per month.

On December 17, 2010, Dan Dyer was appointed as a member of the Board of Directors and is also a principal in Dyer Engineering Consultants.  Dyer Engineering Consultants provides mine permitting, engineering and leach pad design services at the Independence Project. As of July 31, 2011 and April 30, 2011 respectively, Dyer Engineering Consultants is owed $39,475 and $34,663 for services rendered.

The President, CFO, and a former  member of the Advisory Board have provided short-term financing to the Company in the form of demand notes with no fixed or determinable repayment dates. The amounts are recorded as current liabilities with the balance as of July 31, 2011 and April 30, 2011 of $28,800.

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

In addition to the on-going development of the Independence Project, we are continually seeking to acquire other mining claims, as our funding allows.

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

The Independence Project is wholly owned by our Company through our subsidiary Company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement we were required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials. This expenditure requirement was fulfilled prior to the year ended April 30, 2008, as we expended approximately $760,000 through that date.  During the year ended April, 30, 2011, we spent approximately $311,000 on exploration and development including the initiation of the permitting process and $2,873,842 inception to April 30, 2011. Through the three months ended July 31, 2011, we spent an additional $16,071 in drilling and permitting of the Independence Project.

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

The property has been the site of intermittent exploration and mining activities since the late 1920s. Past mining operations extracted 65,000 tons of high grade gold and silver ores from the property. The bulk of this activity occurred during two periods, the first from high grade ores shipped for direct smelting during the late 1940s and early 1950s, and a second from 1975 to 1983 when a significant amount of underground development took place, and a mill was erected on the property.

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

Independence Shallow Target

Promising shallow and near surface mineralization has been identified. The Shallow Target contains an oxide target hosted entirely in the Pumpernickel Formation. To date over 130 drill holes and roughly eight (8) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface/ shallow resources has been the lack of drilling information.  In addition, review of the work done by those who held interests in the property previously has identified  a total of 8 shallow near surface mineralized targets on the property with 4 of those being north of the Canyon Fault and 3 others located where no mining has been performed and minimal geologic sampling and drilling work completed.  To date, we have spent over $2.8 million drilling, sampling and evaluating these targets.  A report on the detailed review of these targets and the results of the exploration and development program can be found in Item 7 Management's Discussion and Analysis or Plan of Operation in the 10-K filing dated August 15, 2011.

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

Mill & Building On Site

A relatively intact 50 to 75 ton per day Counter Current – Decantation cyanide mill was situated on the property. We determined that the equipment is of no real value to the future operations of the Company and was removed from the property during July and August 2011.

Mineral Ownership

The Wilson-Independence claims are 100% controlled by our Company.

Accomplishments

During the quarter ended July 31, 2011, our Company:

1.	completed water tests in preparation for completing the waste water discharge permit application.

2.	received a draft of the updated 43-101 from the Qualified Person and are awaiting signatures before submission to the British Columbia Securities Commission.

3.	laid the foundation for further significant progress in the Project and received $100,000 in additional funding.

4.	appointed Walter A. “Del” Marting, Jr. to the Board of Directors and accepted the resignations of Keith Belingheri, Mark Smith and Dan Dyer as directors as reported on Form 8-K dated July 1, 2011.

Plan of Operations- Permitting and Development Program

During the next 120 to 150 days, the following work necessary to complete the feasibility study will be contracted and completed.  The funding necessary to complete the program has been received by or committed to the Company.

During the next twelve months, our Company is undertaking a program to move the Independence Project toward production.  We anticipate being able to secure necessary studies and permits to allow us to proceed to production.  We will submit an updated, independent, technical report and resource calculation to be compliant with Canadian National Instrument 43-101 to the British Columbia Securities Commission for review and approval.  This report will not meet SEC Industry Guide 7 guidelines but will provide information in a familiar format for our Canadian and European investors and is preliminary to our making application for a listing on the Toronto Venture Exchange.

We anticipate initially mining the Hill Zone and are completing all necessary work to be able to finalize permits to allow us to begin there.  Additional drilling and assaying planned to further delineate the Hill Zone mineralization will allow us to maximize our cash flows early in the production cycle.

The following budget outline presents the anticipated and necessary expenditures for the next twelve month period to advance the Independence Project towards production.

Direct exploration and development costs
QA-QC assay work	$57,000
Land payments	120,000
Preliminary economic assessment (PEA)	400,000
Geostatistics, block modeling and pit design
Metallurgical testing programs
Mine scheduling and costing
Project permitting, State and County Permits	100,000
Engineering and design	68,000
Environmental Studies and additional permitting costs	250,000
Assay program on core from deep target drilling	225,000
Drill, and case water well	35,000
Report completion costs	25,000
Contingency	300,000

Total direct exploration and development costs	$1,580,000

Indirect costs
Office rent and other operating expenses	$80,000
Wages and salaries and payroll related expenses	200,000
Investor relations expenses	50,000
Insurance expenses	40,000
Other general and administrative expenses	20,000
Legal expenses	30,000

Total indirect costs	$420,000

Total budget for next twelve months	$2,000,000

Liquidity and Capital Requirements

We anticipate that to proceed with our plan of operations we will require additional funds of approximately $2.0 million over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our Projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

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

On July 29, 2011, we received a private placement from one investor of $100,000 for purchase of our common shares.  Since July 31, 2011, we have received $164,875 from five investors in private placements for the purchase of our common shares.  We have obtained additional commitments for funding.   We continue to explore opportunities for funding in either equity or debt transactions. As we receive these funds, the Board of Directors and Management evaluate the best use of the funding received so as to continue on the path of fast ramp up to production while maintaining compliance with applicable laws and regulations including and payment of outstanding invoices to our vendors.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending July 31, 2012.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $420,000 during the twelve-month period ending July 31, 2012 on general and administrative and investor relations expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Exploration and Development

The exploration and development program currently being executed by our Company includes the beginning of the permitting process to move the Independence Project toward production. We expect to expedite this process which will require additional funds of approximately $1.58 million over the next twelve months, exclusive of any acquisition or construction costs.

Corporate Offices

Our principal business offices are located at 1155 West Fourth Street, Suite 210, Reno, NV  89503.  We currently obtain our space rent free.  We believe that our current arrangements provide adequate space for our foreseeable future needs.

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

Employees

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource services as needed.  As at July 31, 2011, our only employee was our President, CEO, and CFO.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2011 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Results of Operations – Three Months Ended July 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2011 which are included herein.

Our operating results for the three months ended July 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31
	2011		2010		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$207,900		$136,691		$(71,209)
Net (loss)		$(210,015)		$(172,038)		$(37,977)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The increase in net loss from the period ended July 31, 2010 to July 31, 2011 relates primarily to the increase Board of Directors Compensation fees and fees paid to investor relation consultants.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the three months ended July 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended July 31
	2011	2010	Change
Depreciation and amortization	$1,338	$1,338	$-
General and administrative	$11,143	$24,685	$13,542
Management and consulting	$157,791	$57,690	$(100,101)
Exploration and development	$16,071	$39,705	$23,634
Professional fees	$21,557	$13,273	$(8,284)

The increase in operating expenses for the three months ended July 31, 2011, compared to the same period in fiscal 2010, was mainly due to an increase in Management and consulting of $100,101 which related to a $75,000 contract with an investor relations firm undertaken during the period.   Exploration costs decreased by $23,634 from the three months ended July 31, 2010 compared to the three months ended July 31, 2011 as there were no drilling or other programs undertaken at the site as progress on the 43-101 technical report and mine and leach pit design move forward.

We have focused our energy during this quarter on securing financing and energizing the permitting process with all charges being classified as development bringing the Project ever closer to production.   We anticipate that the Management and consulting costs will decrease in the future as we do not anticipate significant contracts engaged in regards to investor relations.

Liquidity and Financial Condition

Working Capital
	July 31, 2011	April 30, 2011	Change
Current assets	$54,617	$53,948	$669
Current liabilities	$642,587	$607,424	$35,163
Working Capital	$(587,970)	$(553,476)	$(34,494)

Cashflow
	Three Months Ended July 31
	2011	2010	Change
Net cash used in operating activities	$(86,288)	$(126,587)	$40,299
Net cash provided/(used) in investing activities	$-	$142,805	$(142,805)
Net cash provided/(used) by financing activities	$98,362	$(2,624)	$100,986
Net increase/(decrease) in cash during period	$12,074	$13,594	$(1,520)

Our total assets at July 31, 2011 were $781,146. Our financial statements report a net loss of $210,015 for the three months ended July 31, 2011 and a net loss of $10,691,548 for the period from March 15, 2006 (date of inception) to July 31, 2011. We had a cash balance of $26,231 as of July 31, 2011.

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

We continue to explore and seek funding opportunities through either equity or debt transactions. As we receive funding, the use of available funding is evaluated by Management and the Board of Directors for its priority of use.

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

Recently Issued Accounting Standards

No new accounting pronouncements have been issued since the filing of the Company’s Form 10-K on August 15, 2011 for the fiscal year ended April 30, 2011 that are likely to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

As of July 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (also our Principal Executive Officer) and our Chief Financial Officer (also our  Principal Financial and Accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our Principal Executive Officer) and our Chief Financial Officer (who is acting as our Principal Financial Officer and Principle Accounting Officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration programs do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration.  The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims.  If no funding is available, we may be forced to abandon our operations.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

The search for valuable minerals as a business is extremely risky.  We can provide investors with no assurance that additional exploration on our property will establish that additional commercially exploitable reserves of precious metals on our property.  Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful.  The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates.  These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

We are currently proceeding with exploration of our mineral property on the basis of estimated exploration costs.  If our exploration costs are greater than anticipated, then we will not be able to carry out all the exploration of the property that we intend to carry out.  Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel.

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

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

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

Some of our directors and officers may be residents of countries other than the United States and investors may have difficulty enforcing any judgments against such persons within the United States.

Some of our directors and officers may be nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our Company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides additional information for certain stock transactions that occurred during the three months ended July 31, 2011.  For additional details for all stock transactions please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2011 and filed with the Securities Exchange Commission on August 15, 2011.

During the three months ended July 31, 2011, we issued a total of 6,444,444 shares.  2,000,000 shares were issued for services valued at $76,000 to vendors and 4,444,444 shares were issued for cash to an investor in a private placement at $0.0225 per share for receipt of cash totaling $100,000.

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

10.7	Share Purchase Agreement dated March 15, 2007 between our Company and Sanibel Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

(21)	Subsidiaries

General Gold Corporation, a Nevada Company

(31)	Section 302 Certification

31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

(32)	Section 906 Certification

32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
**XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION
(Registrant)

Dated: September 19, 2011	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)