Form 10-Q
period 2011-10-31
GENERAL METALS CORP
filed 2011-12-20
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to____________________

Commission File Number  000-30230

GENERAL METALS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0488983
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1155 W 4TH St Ste 210, Reno, NV 89503	89511
(Address of principal executive offices)	(Zip Code)

775.583.4636
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

286,402,391 common shares issued and outstanding as of December 15, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheet

	October 31,	April 30,
	2011	2011
ASSETS

Current assets
Cash and cash equivalents	$24,241	$14,157
Prepaid expenses	17,045	39,791

Total current assets	41,286	53,948

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	8,271	10,946
Other assets	35,238	35,238

Total other assets	725,192	727,867

Total assets	$766,478	$781,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable, current portion	$7,381	$6,331
Accounts payable	340,102	354,055
Accrued liabilities	102,394	93,262
Accounts payable to related parties	146,801	124,976
Loan from related parties	28,800	28,800

Total current liabilities	625,478	607,424

Long-term liabilities
Notes payable, net of current portion	34,845	38,342

Total long-term liabilities	34,845	38,342

Total liabilities	660,323	645,766

Commitments and Contingencies

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	-	-

Common stock, authorized 550,000,000 shares, par value $0.001, issued and outstanding on October 31, 2011 and April 30, 2011 is 284,936,766 and 267,703,983 respectively	284,936	267,705

Additional paid-in capital	10,769,024	10,349,877
Accumulated deficit during exploration stage	(10,947,805)	(10,481,533)

Total stockholders' equity	106,155	136,049

Total liabilities and stockholders' equity	$766,478	$781,815

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

					March 15, 2006
					(Inception)
	Three Months Ended October 31,		Six Months Ended October 31,		to October 31,
	2011	2010	2011	2010	2011
Revenue	$-	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	1,337	1,337	2,675	2,675	32,595
General and administrative	34,763	19,368	45,906	44,053	1,440,269
Management and consulting	112,814	60,531	270,605	118,221	5,694,029
Exploration and development	56,005	25,060	72,076	64,765	2,945,918
Professional fees	49,315	46,552	70,872	59,825	734,765

Total expenses	254,234	152,848	462,134	289,539	10,847,576

(Loss) from operations	(254,234)	(152,848)	(462,134)	(289,539)	(10,847,576)

Other income (expenses)
Interest expense	(2,023)	(1,553)	(4,138)	(3,364)	(33,945)
Other income	-	-	-	-	14,700
Gain on sale of mineral properties	-	-	-	-	1,249,072
Realized gain/(loss) on sale of investments	-	1,384	-	(32,152)	(112,204)
Other than temporary impairment of investments	-	-	-	-	(1,224,302)
Gain/(loss) on foreign currency exchange	-	(808)	-	(808)	6,450

(Loss) before income taxes	(256,257)	(153,825)	(466,272)	(325,863)	(10,947,805)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(256,257)	$(153,825)	$(466,272)	$(325,863)	$(10,947,805)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	281,279,424	243,639,398	275,355,225	243,367,245

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

			to October 31,
	2011	2010	2011
Operating activities
Net loss	$(466,272)	$(325,863)	$(10,947,805)
Adjustments to reconcile net loss
Stock issued for services	107,697	46,820	2,842,672
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	-	32,152	112,204
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	2,675	2,675	32,595
Stock-based compensation	20,405	-	1,801,576
Other-than-temporary impairment of investments	-	-	1,224,302
Impairment of long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Change in assets and liabilities
(Increase)/decrease in other current assets	-	-	(22,387)
(Increase)/decrease in prepaid expenses	10,742	6,558	(14,933)
Increase/(decrease) in accounts payable	7,872	(7,577)	561,803
Increase/(decrease) in accrued liabilities	29,537	71,616	366,903

Net cash used by operating activities	(287,344)	(173,619)	(5,194,521)

Investment activities
Investments:
Purchases	-	-	(1,357)
Proceeds from sales	-	145,645	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	-	(2,563)
Deposit on water rights	-	-	(800)
Deposit on reclamation bond	-	-	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	-	(67,742)
Purchase of equipment	-	-	(17,616)

Net cash provided/(used) by investment activities	-	145,645	(44,693)

Financing activities
Proceeds from loans from related parties	-	-	121,864
Repayments of loans from related parties	-	-	(43,064)
Proceeds from issuance of debt	-	-	149,841
Repayments of debt	(2,447)	(2,624)	(7,615)
Proceeds from the sale of stock	299,875	21,250	5,042,429

Net cash provided by financing activities	297,428	18,626	5,263,455

Net increase / (decrease) in cash	10,084	(9,348)	24,241

Cash, beginning of period	14,157	9,636	-

Cash, end of period	$24,241	$288	$24,241

Supplemental Information:
Interest paid	$4,138	$3,364	$5,996
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$13,942	$38,978	$13,942
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$-	$-	$333,134
Stock issued as reduction of contingent liability	$-	$-	$50,000
Stock issued as reduction of related party loans	$-	$15,000	$15,000
Stock issued as reduction of short-term note payable	$-	$10,000	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2011, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2011 audited financial statements.  The results of operations for the period ended October 31, 2011 are not necessarily indicative of the operating results for the full year.

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

Stock Split

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the six months ended October 31, 2011.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2011 and filed with the Securities Exchange Commission on August 15, 2011.

During the three months ended July 31, 2011, we issued a total of 6,444,444 shares; 2,000,000 shares were issued for services valued at $76,000 to vendors; and 4,444,444 shares were issued to an investor in a private placement at $0.0225 per share for receipt of cash totaling $100,000.

During the three months ended October 31, 2011, we issued a total of 10,788,339 shares; 2,160,562 shares were issued for services valued at $60,503 to vendors; 6,327,777 shares were issued to investors in private placements at $0.0225 per share for receipt of cash totaling $142,375; and 2,300,000 shares were issued to investors in private placements at $0.025 per share for receipt of cash totaling $57,500.

NOTE 4 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of the filing and identified no events requiring disclosure.

NOTE 5 – RELATED PARTY

Our former CEO and President, Mr. Carrington, provided ongoing contract geologic services to the Company at the rate of $550 per day plus expenses.  During the six months ended October 31, 2011, the Company did not accrue expenses as he provided no services to the Company.   As of October 31, 2011 and April 30, 2011, $71,771 is recorded as due to related parties for Mr. Carrington.  Mr. Carrington did not charge the Company for services related to his position as President. Mr. Carrington is also a member of Gold Range LLC which retains a 1% net smelter royalty on the Independence project.

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $0 at October 31, 2011 and $6,583 at April 30, 2011 relating to hours incurred and reimbursable expenses paid by Forbush and Associates on behalf of the Company. In the six months ended October 31, 2011, Forbush and Associates charged $289 for reimbursable expenses included in General and administrative expenses and $15,500 for services rendered in relation to the preparation of the 10-K for year ended April 30, 2011 and the 10-Q for the period ended July 31, 2011.

Mr. Forbush also receives wages from the Company in accordance with his employment as an officer of the Company.  During the period ended October 31, 2011, Mr. Forbush received 770,000 shares valued at $20,405 for net payroll wages on gross wages of $30,000. Mr. Forbush is owed $60,000 and $65,000 in unpaid gross wages as of October 31, 2011 and April 30, 2011 respectively which is reflected in accrued liabilities in the respective periods.

Our former President, Mr. Paul Wang, had entered into an employment agreement with the Company to receive an annual salary of $80,000 ($6,667 per month). Mr. Wang received payment in full for all wages due under the employment agreement as of the date of his release as President of the Company totaling $23,950 and certain reimbursable expenses in the amount of $11,959 related to travel expenses remain unpaid as of October 31, 2011 and April 30, 2011.  Additionally, Mr. Wang received compensation for his services as a member of the Board of Directors at the rate of $1,000 per month recommencing in May of 2011 and ending in August 2011 when he was not reappointed for election to the Board of Directors at the Annual Meeting held on September 16, 2011.   As of October 31, 2011, and April 30, 2011, respectively, we have outstanding payables of $12,959 and $11,959 respectively for these fees and reimbursable expenses in the due to related parties account classification.

As of October 31, 2011 and April 30, 2011, $22,000 and $0 respectively is due to Larry Bigler, Shane K. Dyer, Walter “Del” Marting Jr., and P.K. “Rana” Medhi for reimbursable expenses incurred in their position as members of the Board of Directors and compensation related thereto. Beginning May 2011, compensation related to services provided as a member of the Board of Directors was reinstated at $1,000 per month plus $1,000 for serving on any additional subcommittees with a maximum compensation of $2,000 per month.

On December 17, 2010, Dan Dyer was appointed as a member of the Board of Directors and is also a principal in Dyer Engineering Consultants. Dan Dyer resigned from the Board effective June 30, 2011. On September 16, 2011, Shane Dyer, Vice-President of Dyer Engineering was appointed and elected to the Board of Directors.  Dyer Engineering Consultants provides mine permitting, engineering and leach pad design services at the Independence project. As of October 31, 2011 and April 30, 2011 respectively, Dyer Engineering Consultants is owed $40,071 and $34,663 for services rendered.

The President, CFO, former and current members of the Board of Directors, and members of the Advisory Board have provided short-term financing to the company in the form of demand notes with no fixed or determinable repayment dates. The amounts are recorded as current liabilities with the balance as of October 31, 2011 and April 30, 2011 of $28,800.

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

The Independence Mine Property

We currently control a 100% undivided leasehold interest in the Independence Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres. Our Due diligence shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2012.

The Independence Mine project is wholly owned by our company through our subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement we were required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials. This expenditure requirement was fulfilled prior to the year ended April 30, 2008, as we expended approximately $760,000 through that date.  During the year ended April, 30, 2011, we spent approximately $311,000 on exploration and development including the initiation of the permitting process and $2,873,842 inception to April 30, 2011. Through the six months ended October 31, 2011, we spent an additional $72,076 in drilling and permitting of the Independence project.

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

Mill & Building On Site

A relatively intact 50 to 75 ton per day Counter Current – Decantation cyanide mill was situated on the property. We determined that the equipment is of no value to the future operations of the Company and it was removed from the property during the quarter ended October 31, 2011.

Mineral Ownership

The Wilson-Independence claims are 100% controlled by our Company.

Accomplishments

During the quarter ended October 31, 2011, our Company:

1.	engaged Mine Development Associates of Reno, Nevada to review our data and complete pit optimization work.

2.
received an updated Technical report in the Canadian National Instrument 43-101format from the qualified person and submitted the report to the Toronto Ventures Exchange (TSX-V) on October 24, 2011.  We are awaiting a letter of acceptance from the TSX-V at the filing of this report.

3.	retained a contractor to remove the old Independence Mill site to enable the Company to proceed in development of its mine to begin production at the company's Independence Mine Project.

4.	laid the foundation for further significant progress in the project and received $100,000 in additional funding.

5.	authorized the preparation of the Preliminary Economic Assessment for the Independence Project (PEA).

6.
held the annual meeting of the shareholders of the Company at which Daniel J. Forbush, Larry Max Bigler, Walter A. Marting, Jr., P. K. “Rana” Medhi and Shane K. Dyer were elected to the Board of Directors

Plan of Operations- Permitting and Development Program

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

We continue to explore opportunities for the receipt of funding in either equity or financing transactions. As we receive these funds, the Board of Directors and Management evaluate the best use of the funding received so as to continue on the path to production while maintaining compliance with applicable laws and regulations.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending October 31, 2012.

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

Corporate Offices

Our principal business offices are located at 1155 W 4th St. Suite 210, Reno, NV  89503.  We currently obtain our space rent free.  We believe that our current arrangements provide adequate space for our foreseeable future needs.

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

Employees

We anticipate adding two part time employees during the next quarter and one fulltime operations professional in the next 12 month period.  We do and will continue to outsource services as needed.  As at October 31, 2011, our only employee was our President, CEO, and CFO.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2011 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Results of Operations – Three Months Ended October 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended October 31, 2011 which are included herein.

Our operating results for the three months ended October 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended October 31,
	2011		2010		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$254,234		$152,848		$(101,386)
Net (loss)		$(256,257)		$(153,825)		$(102,432)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The increase in net loss from the period ended October 31, 2010 to October 31, 2011 relates primarily to the increased Board of Directors Compensation fees and fees paid to investor relation consultants and fundraising expenses.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the three months ended October 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended October 31,
	2011	2010	Change
Depreciation and amortization	$1,337	$1,337	$-
General and administrative	$34,763	$19,368	$(15,395)
Management and consulting	$112,814	$60,531	$(52,283)
Exploration and development	$56,005	$25,060	$(30,945)
Professional fees	$49,315	$46,552	$(2,763)

The increase in operating expenses for the three months ended October 31, 2011, compared to the same period in fiscal 2010, was mainly due to an increase in general and administrative expenses of $15,000 from increased premise rent.  Management and consulting increased $52,283 as a result of expenditures on fundraising expenses and in travel and meals expenses not spent in the three months ended October 31, 2010.   Exploration costs increased by $30,945 from the six months ended October 31, 2010 compared to the six months ended October 31, 2011 due to an increase in the amount of Advanced Minimum Royalty paid to $52,500 each October 1st and February 1st.

Results of Operations – Six Months Ended October 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements six months ended October 31, 2011 which are included herein.

Our operating results for the three six ended October 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended October 31,
	2011		2010		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$462,134		$289,539		$(172,595)
Net (loss)		$(466,272)		$(325,863)		$(140,409)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The increase in net loss from the six months ended October 31, 2010 to October 31, 2011 relates primarily to the increased Board of Directors Compensation fees and fees paid to investor relation consultants and fundraising expenses.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the six months ended October 31, 2011 and 2010 are outlined in the table below:
	Six Months Ended October 31,
	2011	2010	Change
Depreciation and amortization	$2,675	$2,675	$-
General and administrative	$45,906	$44,053	$1,853
Management and consulting	$270,605	$118,221	$(152,384)
Exploration and development	$72,076	$64,765	$(7,311)
Professional fees	$70,872	$56,825	$(14,047)

The increase in operating expenses for the six months ended October 31, 2011, compared to the same period in fiscal 2010, was mainly due to an increase in management and consulting of $152,384 which related to a $75,000 contract with an investor relations firm undertaken during the period, $48,000 on fundraising expenses and $16,000 in travel and meals expenses.   Exploration costs increased by $7,311 from the six months ended October 31, 2010 compared to the six months ended October 31, 2011 as the Advanced Minimum Royalty payment increased.  Professional fees increased due to costs for financial statement preparation.

We have focused our energy during this quarter on securing financing and energizing the permitting process with all charges being classified as development bringing the project ever closer to production.   We anticipate that the management and consulting costs will decrease in the future as we do not anticipate significant contracts engaged in regards to investor relations.

Liquidity and Financial Condition

Working Capital
	October 31, 2011	April 30, 2011	Change
Current assets	$41,286	$53,948	$(12,662)
Current liabilities	$625,478	$607,424	$18,054
Working Capital	$(584,192)	$(553,476)	$(30,716)

Cashflow
	Six Months Ended October 31,
	2011	2010	Change
Net cash used in operating activities	$(287,344)	$(173,619)	$(113,725)
Net cash provided/(used) in investing activities	$-	$145,645	$(145,645)
Net cash provided/(used) by financing activities	$297,428	$18,626	$278,802
Net increase/(decrease) in cash during period	$10,084	$(9,348)	$19,432

Our total assets at October 31, 2011 were $766,478. Our financial statements report a net loss of $466,272 for the six months ended October 31, 2011 and a net loss of $10,947,805 for the period from March 15, 2006 (date of inception) to October 31, 2011. We had a cash balance of $24,241 as of October 31, 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of October 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2011 the Company implemented material changes to its internal control over financial reporting to remediate the material weaknesses as disclosed in our Form 10-K for the fiscal year ended April 30, 2011 as filed on August 15, 2011.  The following is a description of the changes.

1.
The Company’s personnel (through the use Mr. Forbush’s accounting firm personnel as described in Note 5 of the above interim financial information) have obtained additional expertise in the selection, application, and consistency of its accounting principles.  The additional expertise was the result of continuing professional education specific to the Company’s operations and additional knowledge of the Company’s transactions and industry.  Additionally, we have expanded our Audit Committee to three members with financial expertise and expanded oversight responsibilities.

2.
The Company’s current employee needs resulted in inadequate segregation of duties.  Correspondingly, the Company has implemented additional oversight procedures performed by its Audit Committee, and in certain instances the entire Board of Directors; and more frequent and documented reviews of individual transactions by the sole officer of the Company.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

Our property is in the exploration stage only and is without known reserves of gold and silver. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of gold, silver or other minerals, which itself is subject to numerous risk factors as set forth herein.  Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our property is in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our property.

Exploration for mineral reserves is subject to a number of risk factors.  Few properties that are explored are ultimately developed into producing mines.  Our property is in the exploration and development stage only and are without proven reserves.  We may not establish commercial discoveries on any of our property.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral property that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration programs do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration.  The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims.  If no funding is available, we may be forced to abandon our operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides additional information for certain stock transactions that occurred during the six months ended October 31, 2011.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2011 and filed with the Securities Exchange Commission on August 15, 2011.

During the three months ended July 31, 2011, we issued a total of 6,444,444 shares; 2,000,000 shares were issued for services valued at $76,000 to vendors; and 4,444,444 shares were issued to an investor in a private placement at $0.0225 per share for receipt of cash totaling $100,000.

During the three months ended October 31, 2011, we issued a total of 10,788,339 shares; 2,160,562 shares were issued for services valued at $60,503 to vendors; 6,327,777 shares were issued to investors in private placements at $0.0225 per share for receipt of cash totaling $142,375; and 2,300,000 shares were issued to investors in private placements at $0.025 per share for receipt of cash totaling $57,500.

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

10.7	Share Purchase Agreement dated March 15, 2007 between our company and Sanibel Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

(21)	Subsidiaries

General Gold Corporation, a Nevada company

(31)	Section 302 Certification

31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

(32)	Section 906 Certification

32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

101*	Interactive Data File

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION
(Registrant)

Dated: December 15, 2011	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)