Form 10-Q
period 2012-01-31
GENERAL METALS CORP
filed 2012-03-21
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012
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

292,227,346 common shares issued and outstanding as of March 21, 2012.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheet

	January 31	April 30,
	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$13,641	$14,157
Prepaid expenses	17,059	39,791

Total current assets	30,700	53,948

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	6,933	10,946
Other assets	35,238	35,238

Total other assets	723,854	727,867

Total assets	$754,554	$781,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable, current portion	$6,698	$6,331
Accounts payable	335,500	354,055
Accrued liabilities	83,804	93,262
Accounts payable to related parties	163,432	124,976
Loan from related parties	28,800	28,800

Total current liabilities	618,234	607,424

Long-term liabilities
Notes payable, net of current portion	34,720	38,342

Total long-term liabilities	34,720	38,342

Total liabilities	652,954	645,766

Commitments and Contingencies

Stockholders' equity
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	-	-

Common stock, authorized 550,000,000 shares, par value $0.001, issued and outstanding on January 31, 2012 and April 30, 2011 is 292,227,942 and 267,703,983 respectively	292,227	267,705

Additional paid-in capital	10,939,720	10,349,877
Accumulated deficit during exploration stage	(11,130,347)	(10,481,533)

Total stockholders' equity	101,600	136,049

Total liabilities and stockholders' equity	$754,554	$781,815

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations
					March 15, 2006
					(Inception)
	Three Months January 31,		Nine Months Ended January 31,		to January 31,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	1,338	1,338	4,013	4,013	33,933
General and administrative	20,496	5,764	66,402	49,817	1,460,765
Management and consulting	139,688	68,084	410,293	186,305	5,833,717
Exploration and development	(948)	16,981	71,128	81,746	2,944,970
Professional fees	19,958	39,642	90,830	99,467	754,723

Total expenses	180,532	131,809	642,666	421,348	11,028,108

(Loss) from operations	(180,532)	(131,809)	(642,666)	(421,348)	(11,028,108)

Other income (expenses)
Interest expense	(2,010)	(509)	(6,148)	(3,873)	(35,955)
Other income	-	2,500	-	2,500	14,700
Gain on sale of mineral properties	-	-	-	-	1,249,072
Realized gain/(loss) on sale of investments	-	-	-	(32,152)	(112,204)
Other than temporary impairment of investments	-	-	-	-	(1,224,302)
Gain/(loss) on foreign currency exchange	-	12	-	(796)	6,450

(Loss) before income taxes	(182,542)	(129,806)	(648,814)	(455,669)	(11,130,347)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(182,542)	$(129,806)	$(648,814)	$(455,669)	$(11,130,347)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	289,171,604	253,712,980	279,960,685	246,815,823

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows
			March 15, 2006
	Nine months ended January 31,		(Inception)
			to January 31,
	2012	2011	2012
Operating activities
Net loss	$(648,814)	$(455,669)	$(11,130,347)
Adjustments to reconcile net loss
Stock issued for services	193,647	33,004	2,928,622
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	-	32,152	112,204
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	4,013	4,013	33,933
Stock-based compensation	-	62,000	1,781,171
Other-than-temporary impairment of investments	-	-	1,224,302
Impairment of long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Change in assets and liabilities
(Increase)/decrease in other current assets	-	-	(22,387)
(Increase)/decrease in prepaid expenses	9,046	(46,372)	(16,629)
Increase/(decrease) in accounts payable	19,901	(142,332)	573,832
Increase/(decrease) in accrued liabilities	10,947	45,491	348,313

Net cash used by operating activities	(411,260)	(467,713)	(5,318,437)

Investment activities
Investments:
Purchases	-	-	(1,357)
Proceeds from sales	-	145,644	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	-	(2,563)
Deposit on water rights	-	-	(800)
Deposit on reclamation bond	-	-	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	-	(67,742)
Purchase of equipment	-	-	(17,616)

Net cash provided/(used) by investment activities	-	145,644	(44,693)

Financing activities
Proceeds from loans from related parties	-	-	121,864
Repayments of loans from related parties	-	(5,000)	(43,064)
Proceeds from issuance of debt	-	-	149,841
Repayments of debt	(3,256)	(3,423)	(8,424)
Proceeds from the sale of stock	414,000	530,600	5,156,554

Net cash provided by financing activities	410,744	522,177	5,376,771

Net increase / (decrease) in cash	(516)	200,108	13,641

Cash, beginning of period	14,157	9,636	-

Cash, end of period	$13,641	$209,744	$13,641

Supplemental Information:
Interest paid	$6,148	$3,873	$16,282
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$12,259	$79,295	$12,259
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$20,405	$69,500	$353,539
Stock issued as reduction of contingent liability	$-	$-	$50,000
Stock issued as reduction of related party loans	$-	$15,000	$15,000
Stock issued as reduction of short-term note payable	$-	$100,000	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2012, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2011 audited financial statements.  The results of operations for the period ended January 31, 2012 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of January 31, 2012, the Company had $13,641 in cash and cash equivalents.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the nine months ended January 31, 2012.  For additional details for all stock transactions, prior to the beginning of the fiscal year ended April 30, 2012,  please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2011 and filed with the Securities Exchange Commission on August 15, 2011.

During the three months ended July 31, 2011, we issued a total of 6,444,444 shares; 2,000,000 shares were issued for services valued at $76,000; and 4,444,444 shares were issued to an investor in a private placement at $0.0225 per share for receipt of cash totaling $100,000.

During the three months ended October 31, 2011, we issued a total of 10,788,339 shares; 2,160,562 shares were issued for services valued at $60,503; 6,327,777 shares were issued to investors in private placements at $0.0225 per share for receipt of cash totaling $142,375; and 2,300,000 shares were issued to investors in private placements at $0.025 per share for receipt of cash totaling $57,500.

During the three months ended January 31, 2012, we issued a total of 7,291,180 shares; 2,485,625 shares were issued for services valued at $63,862; 2,405,555 shares were issued to investors in private placements at $0.0225 per share for receipt of cash totaling $54,125; and 2,400,000 shares were issued to investors in private placements at $0.025 per share for receipt of cash totaling $60,000.

NOTE 4 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of the filing and identified no events requiring disclosure.

NOTE 5 – RELATED PARTY

Our former CEO and President, Mr. Carrington, provided ongoing contract geologic services to the Company at the rate of $550 per day plus expenses.  During the nine months ended January 31, 2012, the Company did not accrue expenses as he provided no services to the Company.   As of January 31, 2012 and April 30, 2011, $71,771 is recorded as due to related parties for Mr. Carrington.  Mr. Carrington did not charge the Company for services related to his position as the Company's prior President. Mr. Carrington is also a member of Gold Range LLC which retains a 1% net smelter royalty on the Independence project.

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $7,245 at January 31, 2012 and $6,583 at April 30, 2011 relating to hours incurred and reimbursable expenses paid by Forbush and Associates on behalf of the Company. In the nine months ended January 31, 2012, Forbush and Associates charged $289 for reimbursable expenses included in General and administrative expenses and $28,745 for services rendered in relation to the preparation of the 10-K for year ended April 30, 2011 and Forms 10-Q for the periods ended July 31 and October 31, 2011 as well as clerical and office administrative support.

Mr. Forbush also receives wages from the Company in accordance with his employment as an officer of the Company.  During the period ended January 31, 2012, Mr. Forbush received 770,000 shares valued at $20,405 for net payroll wages on gross wages of $30,000. Mr. Forbush is owed $70,000 and $65,000 in unpaid gross wages as of January 31, 2012 and April 30, 2011 respectively, and $4,176 and $0 for unreimbursed expenses as of January 31, 2012 and April 30, 2011 respectively, which is reflected in accrued liabilities in the respective periods.

Our former President, Mr. Paul Wang, had entered into an employment agreement with the Company to receive an annual salary of $80,000 ($6,667 per month). Mr. Wang received payment in full for all wages due under the employment agreement as of the date of his release as President of the Company totaling $23,950 and certain reimbursable expenses in the amount of $11,959 related to travel expenses remain unpaid as of January 31, 2012 and April 30, 2011. Additionally, Mr. Wang received compensation for his services as a member of the Board of Directors at the rate of $1,000 per month recommencing in May of 2011 and ending in August 2011 when he was not reappointed for election to the Board of Directors at the Annual Meeting held on September 16, 2011. As of January 31, 2012, and April 30, 2011, respectively, we have outstanding payables of $11,959 and $11,959 respectively for reimbursable expenses in the due to related parties account classification.

As of January 31, 2012 and April 30, 2011, $24,000 and $0 respectively is due to Larry Bigler, Shane K. Dyer, Walter “Del” Marting Jr., and P.K. “Rana” Medhi for reimbursable expenses incurred in their position as members of the Board of Directors and compensation related thereto. Beginning May 2011, compensation related to services provided as a member of the Board of Directors was reinstated at $1,000 per month plus $1,000 for serving on any additional subcommittees with a maximum compensation of $2,000 per month.

On December 17, 2010, Dan Dyer was appointed as a member of the Board of Directors and is also a principal in Dyer Engineering Consultants. Dan Dyer resigned from the Board effective June 30, 2011. On September 16, 2011, Shane Dyer, Vice-President of Dyer Engineering was appointed and elected to the Board of Directors.  Dyer Engineering Consultants provides mine permitting, engineering and leach pad design services at the Independence project. As of January 31, 2012 and April 30, 2011 respectively, Dyer Engineering Consultants is owed $44,281 and $34,663 for services rendered.

The President, CFO, former and current members of the Board of Directors, and members of the Advisory Board have provided short-term financing to the company in the form of demand notes with no fixed or determinable repayment dates. The amounts are recorded as current liabilities with the balance as of January 31, 2012 and April 30, 2011 of $28,800.

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

The Independence Mine Property

We currently control a 100% undivided leasehold interest in the Independence Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres. Our Due diligence shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2012 .

The Independence Mine project is wholly owned by our company through our subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement we were required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials. This expenditure requirement was fulfilled prior to the year ended April 30, 2008, as we expended approximately $760,000 through that date.  During the year ended April, 30, 2011, we spent approximately $312,000 on exploration and development including the initiation of the permitting process and $2,873,842 since inception to April 30, 2011. Through the nine months ended January 31, 2012, we spent an additional $71,128 in drilling and permitting of the Independence project.

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

Mill & Building On Site

A relatively intact 50 to 75 ton per day Counter Current – Decantation cyanide mill was situated on the property. We determined that the equipment contributes no value to the future operations of the Company and was removed from the property and discarded during the quarter ended January 31, 2012.

Mineral Ownership

The Wilson-Independence claims are 100% controlled by our Company.

Accomplishments

During the quarter ended January 31, 2012, our Company:

1.	engaged Mine Development Associates of Reno, Nevada to complete a pit optimization study.

2.
updated Technical report in the Canadian National Instrument 43-101 format from the qualified person responding to the letter of requested clarifications from TSX-V.  Resubmission is projected prior to the close of the 2012 fiscal year.

3.	received approval on the completion of the plan to remediate the old Independence Mill site by the Bureau of Land Management.

4.	laid the foundation for further significant progress in the project and received approximately $115,000 in additional funding.

5.
initiated the preparation of the Preliminary Economic Assessment for the Independence Project (PEA), which will indicate initial capital requirements and operating costs and identifies potential areas to increase economic value.

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

Direct exploration and development costs
QA-QC assay work	$57,000
Land payments	120,000
Preliminary economic assessment (PEA)	400,000
Geostatistics, block modeling and pit design
Metallurgical testing programs
Mine scheduling and costing
Project permitting, State and County Permits	100,000
Engineering and design	68,000
Environmental Studies and additional permitting costs	50,000
Assay program on core from deep target drilling	225,000
Drill, and case water well	35,000
Report completion costs	25,000
Contingency	300,000

Total direct exploration and development costs	$1,380,000

Indirect costs
Office rent and other operating expenses	$80,000
Wages and salaries and payroll related expenses	200,000
Investor relations expenses	50,000
Insurance expenses	40,000
Other general and administrative expenses	20,000
Legal expenses	30,000

Total indirect costs	$420,000

Total budget for next twelve months	$1,800,000

Liquidity and Capital Requirements

We anticipate that to proceed with our plan of operations we will require additional funds of approximately $2.0 million over the next twelve months, exclusive of any acquisition costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending January 31, 2013.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $420,000 during the twelve-month period ending January 31, 2013 on general and administrative and investor relations expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Exploration and Development

The exploration and development program currently being executed by our company includes the beginning of the permitting process to move the Independence Project toward production. We expect to expedite this process which will require additional funds of approximately $1.38 million over the next twelve months, exclusive of any acquisition or construction costs.

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

Employees

We anticipate adding two part time employees during the next quarter and one fulltime operations professional in the next 12 month period.  We do and will continue to outsource services as needed.  As at January 31, 2012, our only employee was our President, CEO, and CFO.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2011 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Results of Operations – Three Months Ended January 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter months ended January 31, 2012 which are included herein.

Our operating results for the three months ended January 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended January 31
	2012		2011		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$180,532		$131,809		$48,723
Net (loss)		$(182,542)		$(129,806)		$52,736

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The increase in net loss from the period ended January 31, 2011 compared to January 31, 2012 relates primarily to the increased Board of Directors Compensation fees and fees paid to investor relation consultants and fundraising expenses.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the three months ended January 31, 2012 and 2011 are outlined in the table below:
	Three Months Ended January 31
	2012	2011	Change
Depreciation and amortization	$1,338	$1,338	$-
General and administrative	$20,496	$5,764	$14,732
Management and consulting	$139,668	$68,084	$71,584
Exploration and development	$(948)	$16,981	$(17,929)
Professional fees	$19,958	$39,642	$(19,684)

The increase in operating expenses for the three months ended January 31, 2012, compared to the same period in fiscal 2011, was mainly due to an increase in general and administrative expenses of $15,000 from increased premise rent.  Management and consulting increased $71,584 as a result of expenditures on fundraising expenses and in travel and meals expenses not spent in the three months ended January 31, 2011.   Exploration costs decreased by $17,929 from the three months ended January 31, 2011 compared to the three months ended January 31, 2012 due to a reduction in a prior period accrual.

Results of Operations – Nine Months Ended January 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements nine months ended January 31, 2012 which are included herein.

Our operating results for the nine months ended January 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended January 31
	2012		2011		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$642,666		$421,348		$221,318
Net (loss)		$(648,814)		$(455,669)		$193,145

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The increase in net loss from the nine months ended January 31, 2012 to January 31, 2011 relates primarily to the increased Board of Directors Compensation fees and fees paid to investor relation consultants and fundraising expenses.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the nine months ended January 31, 2012 and 2011 are outlined in the table below:
	Nine Months Ended January 31
	2012	2011	Change
Depreciation and amortization	$4,013	$4,013	$-
General and administrative	$66,402	$49,817	$16,585
Management and consulting	$410,293	$186,305	$223,988
Exploration and development	$71,128	$81,746	$(10,618)
Professional fees	$90,830	$99,467	$(8,637)

The increase in operating expenses for the nine months ended January 31, 2012, compared to the same period in fiscal 2011, was mainly due to an increase in management and consulting of $223,988 which related to $80,000 in Directors fees, $90,000 on investor relations, $30,000 on fundraising expenses and $23,000 in travel and meals expenses. Exploration costs decreased by $10,618 for the nine months ended January 31, 2012 compared to the nine months ended January 31, 2011 on a reduction of a prior period accrual. Professional fees decreased due to a reduction in legal fees.

We have focused our energy during this quarter on securing financing and energizing the permitting process with all charges being classified as development, in order to bring the Independence Project closer to production. We anticipate that management and consulting costs will decrease in the future as we do not anticipate entering into additional significant investor relations contracts.

Liquidity and Financial Condition

Working Capital
	January 31, 2012	April 30, 2011	Change
Current assets	$30,700	$53,948	$(23,248)
Current liabilities	$618,234	$607,424	$10,810
Working Capital	$(587,534)	$(553,476)	$(34,058)

Cashflow
	Nine Months Ended January 31
	2012	2011	Change
Net cash used in operating activities	$(411,260)	$(467,713)	$(56,453)
Net cash provided/(used) in investing activities	$-	$145,644	$(145,644)
Net cash provided/(used) by financing activities	$410,744	$522,177	$(111,433)

Our total assets at January 31, 2012 were $754,554. Our financial statements report a net loss of $648,814 for the nine months ended January 31, 2012 and a net loss of $11,130,347 for the period from March 15, 2006 (date of inception) to January 31, 2012. We had a cash balance of $13,641 as of January 31, 2012.

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

As of January 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our principal executive officer) and our Chief Financial Officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides additional information for certain stock transactions that occurred during the nine months ended January 31, 2012.  For additional details for all stock transactions, prior to the beginning of the fiscal year ended April 30, 2012, please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2011 and filed with the Securities Exchange Commission on August 15, 2011.

During the three months ended July 31, 2012, we issued a total of 6,444,444 shares; 2,000,000 shares were issued for services valued at $76,000; and 4,444,444 shares were issued to an investor in a private placement at $0.0225 per share for receipt of cash totaling $100,000.

During the three months ended October 31, 2012, we issued a total of 10,788,339 shares; 2,160,562 shares were issued for services valued at $60,503; 6,327,777 shares were issued to investors in private placements at $0.0225 per share for receipt of cash totaling $142,375; and 2,300,000 shares were issued to investors in private placements at $0.025 per share for receipt of cash totaling $57,500.

During the three months ended January 31, 2012, we issued a total of 7,291,180 shares; 2,485,625 shares were issued for services valued at $63,862; 2,405,555 shares were issued to investors in private placements at $0.0225 per share for receipt of cash totaling $54,125; and 2,400,000 shares were issued to investors in private placements at $0.025 per share for receipt of cash totaling $60,000.

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

** XBRL
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

GENERAL METALS CORPORATION
(Registrant)

Dated: March 21, 2012	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)