Form 10-K
period 2012-04-30
GENERAL METALS CORP
filed 2012-07-30
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	April 30, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2011 was $5,367,082 based on a $0.0198 closing price for the Common Stock on October 31, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
301,156,927 shares of common stock issued & outstanding as of July 25, 2012

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares of our capital stock.

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

The Wilson-Independence project is wholly owned by General Metals through its subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines, Inc. of Seattle, Washington.

The term of the lease is for a period of 20 years commencing October 1, 2005. There is a production royalty payable for the sale of all gold, silver or platinum based upon the average daily price of gold on the London Metal Exchange. With the current market price for gold, the royalty rate payable is 5%. There is also a production royalty of 3% payable on the sale of all substances other than gold, silver and platinum. In addition, any future production is subject to a 1% net smelter royalty obligation payable to Gold Range, LLC.  The advances minimum royalty payment are $35,000 each April 1st and October 1st through April 1, 2014.

We have the option to purchase from Independence Gold Silver Mines, Inc. the production royalty down to 1.875% for $3.0 million within 10 years of the date the lease commenced provided all obligations have been met.

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

Mill & Building On Site

We determined that the equipment is of no real value to the future operations of the Company and had the mill building removed in July 2011.  There are a couple of block buildings and two sheds on the property currently being used for our exploration and development program.  These buildings will be removed during the initiation of production activities.

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

Item 4.     Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended April 30, 2012.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2012	$0.02	$0.0175
January 31, 2012	$0.028	$0.023
October 31, 2011	$0.021	$0.016
July 31, 2011	$0.026	$0.026
April 30, 2011	$0.059	$0.03
January 31, 2011	$0.0573	$0.03
October 31, 2010	$0.0427	$0.0165
July 31, 2010	$0.0436	$0.0165

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares of common stock are issued in registered form.  The registrar and transfer agent for our shares of common stock is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, NV 89501 (Telephone: 1-775-322 0626; Facsimile: 1-775-322 5623). On July 25, 2012, the list of stockholders for our shares of common stock showed 350 registered stockholders and 301,156,927 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on March 4, 1995.  There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock.  However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

We have no formal authorized Equity Compensation Plans.  The Board grants warrants and/or stock when it deems appropriate.  There were no options, warrants, or rights granted to our Officers and Directors during the last two fiscal years and no securities remaining for future issuance under equity compensation plans.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards, vested options, or stock awards outstanding as of April 30, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2012.

Recent Sales of Unregistered Securities

The table below summarized the issuance of shares during the year ended April 30, 2012

Description	# of shares
Common Stock Issued for services at $0.038	2,000,000
Common Stock Issued for Cash at $0.0225 in Private Placement	4,444,444
Common Stock Issued for Cash at $0.0225 in Private Placement	1,111,111
Common Stock Issued for Cash at $0.0225 in Private Placement	1,111,111
Common Stock Issued for Cash at $0.0225 in Private Placement	350,000
Common Stock Issued for Cash at $0.0225 in Private Placement	200,000
Common Stock Issued for Cash at $0.0225 in Private Placement	2,222,222
Common Stock Issued for Cash at $0.025 in Private Placement	200,000
Common Stock Issued for Cash at $0.0225 in Private Placement	1,333,333
Common Stock Issued for services at $0.028	107,142
Common Stock Issued for services at $0.0297	101,129
Common Stock Issued for services at $0.0284	141,010
Common Stock Issued for services at $0.02967	202,257
Common Stock Issued for services at $0.0284	141,010
Common Stock Issued for services at $0.02967	202,257
Common Stock Issued for services at $0.0284	141,010
Common Stock Issued for services at $0.0327	61,247
Common Stock Issued for services at $0.028	213,500
Common Stock Issued for services at $0.0265	80,000
Common Stock Issued for services at $0.0327	770,000
Common Stock Issued for Cash at $0.025 in Private Placement	2,400,000
Common Stock Issued for Cash at $0.0225 in Private Placement	2,405,555
Common Stock Issued for services at $0.021	530,000
Common Stock Issued for services at $0.0254	709,665
Common Stock Issued for services at $0.0275	1,000,000
Common Stock Issued for services at $0.0279	80,000
Common Stock Issued for services at $0.0282	35,468
Common Stock Issued for services at $0.0307	130,492
Common Stock Issued for Cash at $0.02 in Private Placement	500,000
Common Stock Issued for Cash at $0.0225 in Private Placement	793,000
Common Stock Issued for reduction of related party note payable $0.0175	674,286
Common Stock Issued for Cash at $0.025 in Private Placement	2,100,000
Total	26,491,249

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2012 and April 30, 2011 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

 Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Successes and Accomplishments Fiscal Year 2012

During fiscal year 2012, we

•	completed water tests in preparation for completing the waste water discharge permit application.

•	obtained from Mine Development Associates of Reno, Nevada a review of our data and completed pit optimization work.

•	completed extractive metallurgical studies and received the final report on the work completed during 2010 and 2011.

•
retained a contractor to remove the old Independence Mill site to enable the Company to proceed in development of its mine to begin production at the company's Independence Mine Project.  Received approval on the completion of the plan to remediate the old Independence Mill site by the Bureau of Land Management.

•	received $441,000 in funding during the year from private placements of our stock. Since year end we have obtained an additional $244,000 in funding and funding commitments.

•
initiated the preparation of the Preliminary Economic Assessment for the Independence Project (PEA) which evaluates the current economic parameters of the property within a plus or minus 50% variability

•
submitted the updated Technical report in the Canadian National Instrument 43-101 format from the qualified person to the Toronto Ventures Exchange (TSX-V) responding to the letter of requested clarifications from TSX-V.  Approval is expected upon submission of the listing fee to the TSX-V

Plan of Operation

Fiscal Year 2013 –Permitting and Development Program

During fiscal year 2013, the Company continues its aggressive program, restricted by available funds, to rapidly move the Independence project toward production.  During May 2012, we resubmitted an updated Independent Technical Report in the Canadian National Instrument 43-101 format including answers to the review points previously received to Canadian authorities for anticipated final review and approval preparatory to the Company being able to use the report with Canadian investment firms to assist the Company in acquiring the resources necessary to complete our aggressive program.  This report does not meet SEC Industry Guide 7 guidelines but will provide information in a familiar format for our Canadian and European investors.

Dyer Engineering of Reno, Nevada continues the permitting process necessary to place the Independence Mine into commercial production.  Assuming adequate funding can be obtained, the process will take from 8 to 14 months from submission of our Plan of Operations to the BLM depending on whether the BLM determines whether an Environmental Assessment or an Environmental Impact Statement is required.

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

Direct exploration and development costs
Core drilling program and assays	$150,000
Update Independent Technical Report including completion of the Preliminary Economic Assessment	100,000
Metallurgical testing programs	75,000
Environmental Studies and Reports	200,000
Land Payments	75,000
Engineering and Design	250,000
State and County Permits	45,000
Water Well	35,000
Project Permitting	50,000
Complete check assays of the 2009-2010 Drill Program	10,000
Contingency	220,000

Total direct exploration and development costs	$1,210,000

Indirect costs
Office rent and other operating expenses	50,000
Wages and salaries and payroll related expenses	300,000
Insurance expenses	140,000
Investor Awareness Consultants	100,000
Other general and administrative expenses	150,000
Legal expenses	50,000

Total indirect costs	790,000

Total budget for the next twelve months	$2,000,000

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2013.

General and Administrative Expenses

We expect to spend approximately $790,000 during the twelve-month period ending April 30, 2013 on general and administrative expenses including legal and auditing fees, rent, office equipment, investor awareness and other administrative related expenses.

Exploration and Development

We expect to spend approximately $1,210,000 on exploration and development, including engineering and permitting over the twelve months ending April 30, 2013, assuming we are succesfrul in our capital raising efforts.  Refer to our budget of direct exploration and development activities in the table above.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.  As at April 30, 2012, our only employees were our directors and officers.

Results of Operations for the Years Ended April 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2012 and 2011.

Our operating results for the years ended April 30, 2012 and 2011 are summarized as follows:

	Year Ended April 30
	2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$798,194		$783,101
Net Loss		$803,608		$822,809

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended April 30, 2012 and April 30, 2011 are outlined in the table below:

	Year Ended April 30
	2012	2011
Depreciation and amortization	$5,350	$5,350
General and administrative	$78,679	$70,328
Management and consulting	$473,096	$277,428
Exploration and development	$143,607	$311,604
Professional fees	$97,462	$118,391

The expenditures on the Independence project during the year were $167,997 less than the prior year as identified in the exploration and development category. The decreased costs were due to reductions in drilling, assaying, and geologic consulting and resulted from a lack of funding during the year.  We increased our business development efforts as well as our investor awareness campaigns causing the significant increase of $195,668 in the management and consulting costs of the Company in the current year.  We anticipate that the management and consulting costs should reduce in future years as many of the contracted efforts undertaken were unfruitful in development of significant funding opportunities for the Company.  Cost decreases were incurred in fiscal year 2012 in Professional fees as the result of a reduced legal and accounting work not required in fiscal year.

Liquidity and Financial Condition

Our total current assets at April 30, 2012 were $21,475 and our total current liabilities were $724,581 and we had a working capital deficit of $703,106 as compared to $553,476 as of April 30, 2011. Our financial statements report a net loss of $803,608 for the year ended April 30, 2012, and a net loss of $11,285,141 for the period from March 15, 2006 (date of inception) to April 30, 2012. We had cash in the amount of $4,954 as of April 30, 2012.

We received $244,000 in new funding and funding commitments from private placements since April 30, 2012 and expect to be able to continue obtaining financing through the sale of our common or preferred stock in private placements to accredited investors.

Cash Flows
	Year Ended April 30
	2012	2011
Net Cash (Used) by Operating Activities	$(446,031)	$(749,326)
Net Cash Provided/(Used) by Investing Activities	$––	$145,644
Net Cash Provided by Financing Activities	$436,828	$608,203
Increase In Cash During The Period	$(9,203)	$4,521

Our cash balance will increase or remain constant based on the success of our fund raising activities. At present our operations only consume cash getting the project into production as quickly as funding and regulatory authorities will allow. The cash used in operating activities decreased $303,295 from 2011 to 2012 due to the decreased production and drilling activities occurring on the property.  Additionally, we had less employees and consulting contracts in place during 2012 and significant amounts of contracted services were paid by common stock of the Company.

During 2012, cash provided by investing activities decreased by $145,644 as we had sold the investment in Sunergy, Inc. in 2011 and we had no capital expenditures during 2012.

Cash provided by financing activities decreased by $171,374 primarily from the decreased price per share received from shares placed in private placement due to the trading price of our stock.

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

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated July 27, 2012.

Independent Auditor's Report, dated August 12, 2011

Consolidated Balance Sheets as at April 30, 2012 and 2011.

Consolidated Statements of Operations for the year ended April 30, 2012 and for the year ended April 30, 2011 and since inception.

Consolidated Statements of Changes in Stockholders' Equity for the year ended April 30, 2012 and for the year ended April 30, 2011 and since inception.

Consolidated Statements of Cash Flows for the year ended April 30, 2012 and for the year ended April 30, 2011 and since inception.

Notes to the Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
  General Metals Corporation

We have audited the accompanying consolidated balance sheet of General Metals Corporation (an exploration stage company) as of April 30, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and from inception (March 15, 2006) to date. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Metals Corporation as of April 30, 2012, and the results of its consolidated operations and cash flows for the year then ended and inception to date, in conformity with accounting principles generally accepted in the United States of America.

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

/s:/ Ingenium Accounting Associates

Reno, Nevada
July 27, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
  General Metals Corporation

We have audited the accompanying consolidated balance sheets of General Metals Corporation (an exploration stage company) as of April 30, 2011, and the related consolidated  statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended and from inception (March 15, 2006) to date. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Metals Corporation as of April 30, 2011, and the results of its consolidated operations and cash flows for the years then ended and inception to date, in conformity with accounting principles generally accepted in the United States of America.

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

/s:/  Mark Bailey & Company, Ltd.

Reno, Nevada
August 12, 2011

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Balance Sheets

	April 30 2012	April 30, 2011
ASSETS

Current assets
Cash and cash equivalents	$4,954	$14,157
Prepaid expenses	16,521	39,791

Total current assets	21,475	53,948

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	5,595	10,946
Other assets	35,238	35,238

Total other assets	722,516	727,867

Total assets	$743,991	$781,815

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Notes payable, current portion	$3,898	$6,331
Accounts payable	409,701	354,055
Accrued liabilities	111,946	93,262
Accounts payable to related parties	199,036	124,976
Loan from related parties	-	28,800

Total current liabilities	724,581	607,424

Long-term liabilities
Notes payable, net of current portion	33,804	38,342

Total long-term liabilities	33,804	38,342

Total liabilities	758,385	645,766

Commitments and Contingencies

Stockholders' equity/(deficit)
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	-	-

Common stock, authorized 550,000,000 shares, par value $0.001, issued and outstanding on April 30, 2012 and April 30, 2011 is 294,195,232, and 267,703,983 respectively	294,194	267,705

Additional paid-in capital	10,976,553	10,349,877
Accumulated deficit during exploration stage	(11,285,141)	(10,481,533)

Total stockholders' equity (deficit)	(14,394)	136,049

Total liabilities and stockholders' equity/(deficit)	$743,991	$781,815

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Operations

	Year ended April 30,
	2012	2011	March 15, 2006 (Inception) to April 30, 2012
Revenue	$-	$-	$-

Operating expenses
Depreciation and amortization	5,350	5,350	35,270
General and administrative	78,679	70,328	1,473,042
Management and consulting	473,096	277,428	5,896,520
Exploration and development	143,607	311,604	3,017,449
Professional fees	97,462	118,391	761,355

Total expenses	798,194	783,101	11,183,636

(Loss) from operations	(798,194)	(783,101)	(11,183,636)

Other income (expenses)
Interest expense	(7,914)	(6,781)	(37,721)
Other income	2,500	2,500	17,200
Gain on sale of mineral properties	-	-	1,249,072
Realized gain/(loss) on sale of investments	-	(34,715)	(112,204)
Other than temporary impairment of investments	-	-	(1,224,302)
Gain/(loss) on foreign currency exchange	-	(712)	6,450

(Loss) before income taxes	(803,608)	(822,809)	(11,285,141)

Provision for income taxes	-	-	-

Net (loss)	$(803,608)	$(822,809)	$(11,285,141)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	283,183,187	251,671,588

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Inception March 15, 2006 to April 30, 2012

	Common Stock
	Issued Shares	Amount	Paid in Capital	Stock Subscriptions(Receivable)	(Deficit) Accumulated During Exploration Stage	Accumulated Other Comprehensive Income/(Loss)	Total Equity/ (Deficit)

Balance, April 30, 2005	34,489,840	$34,489	$447,388	$(127,500)	$(208,251)	-	$146,126

Cash Received for Subscriptions Receivable				127,500			127,500
Common Stock Issued for Cash at $0.25 In Private Placement	48,400	48	4,952				5,000
Common Stock Issued for Cash at $0.125 In Private Placement	29,040	29	2,971				3,000
Common Stock Issued at $0.001 to exercise lease agreement	6,050,000	6,050	529,800				535,850
Common Stock Issued for Cash at $0.125 In Private Placement	3,060,695	3,060	313,128				316,188
Common Stock Issued in Reorganization	9,280,195	9,281	(788,827)		208,251		(571,295)
Common Stock Issued to Convert Debt at 0.0185 as Agreed in February 2005	24,238,000	24,239	589,795				614,034
Common Stock Issued as Incentive	605,000	605	(105)				500
Common Stock Returned and Cancelled	(605,000)	(605)	105				(500)
Common Stock Issued in Exercise of Warrants at $0.25	773,190	773	158,977				159,750
Net (Loss)					(637,068)		(637,068)
Balance, April 30, 2006	77,969,360	77,969	1,258,184	-	(637,068)	-	699,085

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Inception March 15, 2006 to April 30, 2012

	Common Stock
	Issued Shares	Amount	Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Accumulated Other Comprehensive Income/(Loss)	Total Equity/ (Deficit)

Deposit received on Private Placement				76,000			76,000
Common Stock Issued in Exercise of Warrants at $0.25	121,000	121	24,879				25,000
Common Stock Issued for Cash at $0.125 In Private Placement	484,000	484	49,516	(50,000)			-
Common Stock Issued for Service at $0.125 per share	174,240	174	17,826				18,000
Common Stock Issued for Purchase of fixed asset at $0.075	242,000	242	14,758				15,000
Common Stock Issued for Cash at $0.075	180,945	180	11,036				11,216
Common Stock Issued for Services at $0.075 per share	363,000	363	22,137				22,500
Common Stock Issued to Convert Debt $0.075 per share	564,666	564	34,436				35,000
Common Stock Issued for Cash at $0.075 In Private Placement	4,147,069	4,147	252,903	(163,800)			93,250
Common Stock Issued for Cash at $0.075 For Exploration Rights	1,210,000	1,210	249,718				250,928
Common Stock Issued for Cash at $0.075 For Employee Incentive	302,500	303	18,448				18,751
Common Stock Issued for Cash at $0.125 In Private Placement	2,565,200	2,565	262,435				265,000
Common Stock Issued for Cash at $0.125 In Private Placement	399,784	399	40,901	(41,300)			-
Cash Received for Subscriptions Receivable				137,800			137,800
Stock-based compensation expense			1,447,734				1,447,734
Net (Loss)					(2,087,666)		(2,087,666)
Balance, April 30, 2007	88,723,764	88,721	3,704,911	(41,300)	(2,724,734)	-	1,027,598

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Inception March 15, 2006 to April 30, 2012

	Common Stock
	Issued Shares	Amount	Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Accumulated Other Comprehensive Income/(Loss)	Total Equity/ (Deficit)

Common Stock issued to convert Debt at $0.075 per share	564,666	564	34,436				35,000
Common Stock Issued for Cash at $0.125 In Private Placement	733,744	734	75,066				75,800
Common Stock Issued in Exercise of Share Purchase Warrants at $0.075	2,773,077	2,774	156,991				159,765
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	719,950	721	118,280				119,001
Common Stock Issued in Exercise of Share Purchase Warrants at $0.125	48,400	48	4,952				5,000
Common Stock Issued for purchase of asset at $0.125	145,200	145	14,855				15,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	237,600	238	42,962				43,200
Common Stock Issued for Cash at $0.125 In Private Placement	57,717	58	6,501				6,559
Cash Received for Subscriptions Receivable				50,300			50,300
Common Stock Issued for Cash at $0.20 In Private Placement	2,753,300	2,753	484,247	(160,000)			327,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.07	806,667	806	49,194				50,000
Common Stock Issued for Cash at $0.15 In Private Placement	990,000	990	134,010	(35,000)			100,000
Cash Received for Subscriptions Receivable				151,000			151,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.068	161,334	162	9,838				10,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.10	121,000	121	7,379				7,500
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	193,600	194	19,806				20,000
Common Stock Issued for services to the advisory board at $0.15	2,200,000	2,200	297,800				300,000
Common Stock Issued for Cash at $0.15 In Private Placement	110,000	110	14,890				15,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.075	95,334	96	8,904	(9,000)			-
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	2,420	2	248				250
Common Stock Issued for Cash at $0.20 In Private Placement	649,000	649	58,351				59,000
Common Shares issued for Cash at $0.15 In Private Placement	48,729	48	6,597				6,645
Common Stock Issued in Exercise of Share Purchase warrants at $0.068	160,930	162	9,838				10,000
Common Stock Issued for services at $0.125	110,000	110	12,390				12,500
Common Stock Issued for Cash at $0.20 In Private Placement	110,000	110	9,890				10,000
Common Stock Issued for Cash at $0.05 In Private Placement	440,000	440	19,560				20,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.05	302,500	303	13,448				13,751
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	32,353	33	2,467				2,500
Cash Received for Subscriptions Receivable				38,500			38,500
Stock-based compensation expense			139,333				139,333
Net (Loss)					(1,982,382)		(1,982,382)
Balance, April 30, 2008	103,291,285	$103,292	$5,457,144	$(5,500)	$(4,707,116)	$ -	$847,820

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Inception March 15, 2006 to April 30, 2012

	Common Stock
	Issued Shares	Amount	Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Accumulated Other Comprehensive Income/(Loss)	Total Equity/ (Deficit)

Common Stock Issued for Cash at $0.14 In Private Placement	7,700,000	7,700	92,300	(95,000)			5,000
Common Stock Issued for Cash at $0.15 In Private Placement	2,200,000	2,200	27,800	(14,387)			15,613
Common Stock Issued for Cash at $0.18 In Private Placement	1,100,000	1,100	16,400				17,500
Common Stock Issued for Cash at $0.2 In Private Placement	9,240,000	9,240	158,760	(15,000)			153,000
Common Stock Issued for Cash at $0.25 In Private Placement	2,752,200	2,752	59,748	(1,000)			61,500
Common Stock Issued for Cash at $0.05 In Private Placement	9,101,400	9,101	379,499	(34,000)			354,600
Common Stock Issued for Cash at $0.075 In Private Placement	957,000	957	64,193				65,150
Common Stock Issued for Cash at $0.10 In Private Placement	165,000	165	14,835				15,000
Common Stock Issued for Cash at $0.15 In Private Placement	457,600	458	30,742				31,200
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	37,323	37	2,838	(625)			2,250
Common Stock Issued for services at $0.017	825,000	825	12,175				13,000
Common Stock Issued for services at $0.02	3,850,000	3,850	66,150				70,000
Common Stock Issued for services at $0.021	4,675,000	4,675	84,575				89,250
Common Stock Issued for services at $0.024	2,750,000	2,750	57,250				60,000
Common Stock Issued for services at $0.025	1,100,000	1,100	23,900				25,000
Common Stock Issued for services at $0.029	639,536	640	20,268				20,908
Common Stock Issued for services at $0.03	11,000,000	11,000	289,000				300,000
Common Stock Issued for services at $0.036	12,100,000	12,100	383,900				396,000
Common Stock Issued for services at $0.05	3,410,000	3,410	151,590				155,000
Common Stock Issued for services at $0.075	921,800	922	61,828				62,750
Common Stock Issued for services at $0.08	4,561,700	4,562	327,198				331,760
Common Stock Issued for services at $0.086	2,200,000	2,200	169,800				172,000
Common Stock Issued for services at $0.10	165,000	165	14,835				15,000
Cancellation of Issued Common Stock due to non-payment on receivable	(198,000)	(198)	(8,802)	9,000			-
Cash Received for Subscriptions Receivable				5,500			5,500
Unrealized Gain/(Loss) on Available-for-sale						25,000
Securities (net of tax)
Net (Loss)					(1,476,327)
Total comprehensive income (loss)							(1,451,327)
Balance, April 30, 2009	185,001,844	185,003	7,957,926	(151,012)	(6,183,443)	25,000	1,833,474

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Inception March 15, 2006 to April 30, 2012

	Common Stock
	Issued Shares	Amount	Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Accumulated Other Comprehensive Income/(Loss)	Total Equity/ (Deficit)

Common Stock Issued for Cash at $0.015 In Private Placement	19,317,832	19,318	244,107	(16,250)			247,175
Common Stock Issued for Cash at $0.02 In Private Placement	1,765,500	1,766	30,335	(1,700)			30,401
Common Stock Issued for Cash at $0.022 In Private Placement	3,355,000	3,355	64,405	-			67,760
Common Stock Issued for Cash at $0.025 In Private Placement	770,000	770	16,730	-			17,500
Common Stock Issued for Cash at $0.033 In Private Placement	330,000	330	9,670	-			10,000
Common Stock Issued for Cash at $0.035 In Private Placement	264,000	264	8,136	-			8,400
Common Stock Issued for Cash at $0.04 In Private Placement	1,237,500	1,238	43,763	(12,900)			32,100
Common Stock Issued for Cash at $0.045 In Private Placement	7,752,141	7,750	309,392	(30,422)			286,720
Common Stock Issued for Cash at $0.05 In Private Placement	1,199,000	1,199	53,301				54,500
Common Stock Issued for services at $0.02	1,100,000	1,100	18,900				20,000
Common Stock Issued for services at $0.028	9,240,000	9,240	225,960				235,200
Common Stock Issued for services at $0.032	1,650,000	1,650	46,350				48,000
Common Stock Issued for services at $0.035	13,750	13	426				440
Common Stock Issued for services at $0.047	110,000	110	4,590				4,700
Common Stock Issued for services at $0.050	825,000	825	36,675				37,500
Common Stock Issued for services at $0.065	66,000	66	3,834				3,900
Common Stock Issued for services at $0.083	73,333	73	5,427				5,500
Common Stock Issued for Cash at $0.035 In Private Placement	345,730	346	10,654				11,000
Common Stock Issued for Cash at $0.045 In Private Placement	3,159,640	3,160	126,070	(10,000)			119,230
Common Stock Issued for services at $0.041	2,035,000	2,035	73,815				75,850
Common Stock Issued for services at $0.050	275,000	275	12,225				12,500
Cash Received for Subscriptions Receivable				110,000			110,000
Common Stock Issued for Cash at $0.05 In Private Placement	484,000	484	21,516				22,000
Common Stock Issued for settlement of lawsuit at $0.05	1,100,000	1,100	48,900				50,000
Common Stock Issued for services previously unrendered at $0.048	550,000	550	23,450				24,000
Cancellation of Issued Common Stock due to non-payment on receivable	(1,096,370)	(1,096)	(42,429)	43,525			-
Cash Received for Subscriptions Receivable				24,622			24,622
Common Stock Issued for services at $0.043	330,000	330	12,570				12,900
Cash Received for Subscriptions Receivable				19,137			19,137
Reclassification of losses on Available-for-Sale Securities (net of tax)						(25,000)	(25,000)
Net (Loss)					(3,475,281)
Total comprehensive (loss)							(3,475,281)
Balance, April 30, 2010	241,253,900	$241,254	$9,366,698	$(25,000)	$(9,658,724)	-	$(75,772)

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Inception March 15, 2006 to April 30, 2012

	Common Stock
	Issued Shares	Amount	Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Accumulated Other Comprehensive Income/(Loss)	Total Equity/ (Deficit)

Common Stock Issued for services at $0.038	550,000	550	18,450				19,000
Common Stock Issued for Land Lease payments at $0.035	1,650,000	1,650	52,350				54,000
Common Stock issued for Cash at $0.042 in Private Placement	556,547	557	20,693				21,250
Common Stock issued to close previous Private Placement unissued due to insufficient authorized shares at $0.033	3,300,000	3,300	96,700				100,000
Common Stock issued to close previous Private Placement unissued due to insufficient authorized shares at $0.04	412,500	413	14,587				15,000
Common Stock issued for Cash at $0.042 in Private Placement	35,356	35	1,315				1,350
Common Stock issued for Cash at $0.036 in Private Placement	11,495,000	11,495	406,505				418,000
Common Stock issued for Cash at $0.040 in Private Placement	1,375,000	1,375	53,625				55,000
Common Stock issued for Cash at $0.0475 in Private Placement	315,790	316	14,684				15,000
Common Stock Issued for services at $0.038	1,050,000	1,050	57,225				58,275
Common Stock Issued for services at $0.036	385,000	385	15,365				15,750
Common Stock Issued for services at $0.048	500,000	500	23,500				24,000
Common Stock Issued for services at $0.05	660,000	660	35,970				36,630
Common Stock Issued for services at $0.045	484,000	484	24,156				24,640
Common Stock issued for Cash at $0.040 in Private Placement	2,030,890	2,031	84,804				86,835
Common Stock Issued for services at $0.043	1,300,000	1,300	54,600				55,900
Common Stock Issued for services at $0.04	350,000	350	13,650				14,000
Reduction to subscription receivable on outstanding subscription			(5,000)	5,000			-
Cash Received for Subscriptions Receivable				20,000			20,000
Net (Loss)					(822,809)
Total comprehensive income (loss)							(822,809)
Balance, April 30, 2011	267,703,983	$267,705	$10,349,877	$-	$(10,481,533)	-	$136,049

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Inception March 15, 2006 to April 30, 2012

	Common Stock
	Issued Shares	Amount	Paid in Capital	Stock Subscriptions (Receivable)	(Deficit) Accumulated During Exploration Stage	Accumulated Other Comprehensive Income/(Loss)	Total Equity/ (Deficit)

Common Stock Issued for services at $0.038	2,000,000	2,000	74,000				76,000
Common Stock issued for Cash at $0.0225 in Private Placement	4,444,444	4,444	95,556				100,000
Common Stock issued for Cash at $0.0225 in Private Placement	1,111,111	1,111	23,889				25,000
Common Stock issued for Cash at $0.0225 in Private Placement	1,111,111	1,111	23,889				25,000
Common Stock issued for Cash at $0.0225 in Private Placement	350,000	350	7,525				7,875
Common Stock issued for Cash at $0.0225 in Private Placement	200,000	200	4,300				4,500
Common Stock issued for Cash at $0.0225 in Private Placement	2,222,222	2,222	47,778				50,000
Common Stock issued for Cash at $0.025 in Private Placement	2,100,000	2,100	50,400				52,500
Common Stock issued for Cash at $0.025 in Private Placement	200,000	200	4,800				5,000
Common Stock issued for Cash at $0.0225 in Private Placement	1,333,333	1,333	28,667				30,000
Common Stock Issued for services at $0.028	107,142	107	2,893				3,000
Common Stock Issued for services at $0.0297	101,129	101	2,899				3,000
Common Stock Issued for services at $0.0284	141,010	141	3,859				4,000
Common Stock Issued for services at $0.02967	202,257	202	5,798				6,000
Common Stock Issued for services at $0.0284	141,010	141	3,859				4,000
Common Stock Issued for services at $0.02967	202,257	202	5,798				6,000
Common Stock Issued for services at $0.0284	141,010	141	3,859				4,000
Common Stock Issued for services at $0.0327	61,247	61	1,939				2,000
Common Stock Issued for services at $0.028	213,500	214	5,764				5,978
Common Stock Issued for services at $0.0265	80,000	80	2,040				2,120
Common Stock Issued for services at $0.0265	770,000	770	19,635				20,405
Common Stock issued for Cash at $0.025 in Private Placement	2,400,000	2,400	57,600				60,000
Common Stock issued for Cash at $0.0225 in Private Placement	2,405,555	2,406	51,719				54,125
Common Stock Issued for services at $0.0210	530,000	530	10,600				11,130
Common Stock Issued for services at $0.0254	709,665	710	17,290				18,000
Common Stock Issued for services at $0.0275	1,000,000	1,000	26,500				27,500
Common Stock Issued for services at $0.0279	80,000	80	2,152				2,232
Common Stock Issued for services at $0.0282	35,468	35	965				1,000
Common Stock Issued for services at $0.0307	130,492	130	3,870				4,000
Common Stock issued for Cash at $0.02 in Private Placement	500,000	500	9,500				10,000
Common Stock issued for Cash at $0.0225 in Private Placement	793,000	793	16,207				17,000
Common Stock issued at $0.017 to reduce related party loans	674,286	674	11,126				11,800
Net (Loss)					(803,608)
Total comprehensive income (loss)							(803,608)
Balance, April 30, 2012	294,195,232	$294,194	$10,976,553	$-	$(11,285,141)	-	$(14,394)

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	Year Ended April 30,
	2012	2011	March 15, 2006 (Inception) to April 30, 2012
Operating activities
Net loss	$(803,608)	$(822,809)	$(11,285,141)
Adjustments to reconcile net loss
Stock issued for services	193,663	91,647	2,928,638
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	-	34,715	112,204
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	5,350	5,350	35,270
Stock-based compensation	-	62,000	1,781,171
Other-than-temporary impairment of investments	-	-	1,224,302
Impairment of long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Change in assets and liabilities
(Increase)/decrease in other current assets	-	-	(22,387)
(Increase)/decrease in prepaid expenses	9,569	(3,494)	(16,106)
Increase/(decrease) in accounts payable	129,706	(151,558)	683,637
Increase/(decrease) in accrued liabilities	19,289	34,823	356,655

Net cash used by operating activities	(446,031)	(749,326)	(5,353,208)

Investment activities
Investments:
Purchases	-	-	(1,357)
Proceeds from sales	-	145,644	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	-	(2,563)
Deposit on water rights	-	-	(800)
Deposit on reclamation bond	-	-	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	-	(67,742)
Purchase of equipment	-	-	(17,616)

Net cash provided/(used) by investment activities	-	145,644	(44,693)

Financing activities
Proceeds from loans from related parties	-	-	121,864
Repayments of loans from related parties	-	(5,000)	(43,064)
Proceeds from issuance of debt	-	-	149,841
Repayments of debt	(4,172)	(4,232)	(9,340)
Proceeds from the sale of stock	441,000	617,435	5,183,554

Net cash provided by financing activities	436,828	608,203	5,402,855

Net increase / (decrease) in cash	(9,203)	4,521	4,954

Cash, beginning of period	14,157	9,636	-

Cash, end of period	$4,954	$14,157	$4,954

Supplemental Information:
Interest paid	$7,914	$6,781	$18,048
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$12,243	$24,946	$12,243
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$20,405	$136,900	$353,539
Stock issued as reduction of contingent liability	$-	$-	$50,000
Stock issued as reduction of related party loans	$11,800	$15,000	$26,800
Stock issued as reduction of short-term note payable	$-	$100,000	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation
and Subsidiaries
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(For the periods ended April 30, 2012 and 2011)

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At April 30, 2012 the Company had an accumulated loss of $11,285,141, a cash balance of $4,954, no revenue, $724,581 in current liabilities and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of April 30, 2012 the Company had no cash equivalents.

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets, which range from three to seven years.

Following is a summary of property and equipment at April 30, 2012 and April 30, 2011:

	Fiscal Year Ended
	April 30, 2012	April 30, 2011
Furniture and Equipment	$8,848	$8,848
Vehicles	23,768	23,768
Less: Accumulated Depreciation	(27,021)	(21,670)
Property and Equipment, Net	$5,595	$10,946

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

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that are expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

NOTE 3. RELATED PARTY TRANSACTIONS

Our former CEO and President, Mr. Carrington, provided ongoing contract geologic services to the Company at the rate of $550 per day plus expenses.  During the period ended April 30, 2012, the Company accrued $0 for services included in Exploration and Development. In addition, the Company has expensed $0 and $5,000 for fees payable as Board of Directors fees recorded in Management and Consulting during the periods ended April 30, 2012 and 2011 respectively. During the period ended April 30, 2011, we issued 190,000 shares as full payment for those fees.  As of April 30, 2012 and April 30, 2011, $71,771 are recorded as due to related parties for Mr. Carrington.  Mr. Carrington did not charge the Company for services related to his position as President. Mr. Carrington is also a member of Gold Range LLC which retains a 1% net smelter royalty on the Independence project.

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $13,225 and $6,583 relating to hours incurred and reimbursable expenses paid by Forbush and Associates on behalf of the Company at April 30, 2012 and April 30, 2011, respectively. In fiscal year 2012, Forbush and Associates charged $33,725 for services provided in preparation of the form 10-K for the period ended April 30, 2010 and the 10-Qs for the periods ended July 31, 2010, October 31, 2010, and January 31, 2011 and $289 for reimbursable expenses included in General and administrative expenses.

In fiscal year 2011, Forbush and Associates received $14,606 for reimbursable expenses included in General and administrative expenses; and $21,245 in professional fees included in Management and consulting.

Mr. Forbush also receives wages from the Company in accordance with his employment as an officer of the Company. On September 15, 2011, Mr. Forbush received 770,000 shares in payment for accrued wages totaling, net of payroll taxes, $20,405. On January 27, 2011, Mr. Forbush received 1,050,000 shares in payment for accrued wages totaling, net of payroll taxes, $40,000.  Mr. Forbush is owed $100,000 and $65,000 in unpaid gross wages as of April 30, 2012 and April 30, 2011 respectively. In addition, Mr. Forbush incurs certain reimbursable expenses related to travel and other expenses for his position as CEO and President. As of April 30, 2012, Mr. Forbush was owed $9,056 for expenses incurred during the year ended April 30, 2012.

During the period ended April 30, 2011, we relieved the unpaid wages totaling $37,500 due to Mr. Steve Parent, our former President, and Mrs. Judy Parent for their services from November 16, 2009 to the date of his resignation at January 28, 2010 for the sum of 484,000 shares.

Our former President, Mr. Paul Wang, had entered into an employment agreement with the Company to receive an annual salary of $80,000 ($6,667 per month). Mr. Wang received payment in full for all wages due under the employment agreement as of the date of his release as President of the Company in December 2010 totaling $23,950. In addition, Mr. Wang incurred certain reimbursable expenses in the amount of $11,959 related to travel expenses which remain unpaid at April 30, 2012 and 2011.  Additionally, Mr. Wang received compensation for his services as a member of the Board of Directors prior to and after his term as President of the Company.  During August 2011, Mr. Wang received 101,129 shares for payment of $3,000 for Board of Directors fees incurred for the first quarter of fiscal year 2012 services provided. Mr. Wang was not reappointed for election to the Board of Directors at the Annual Shareholder meeting held in September of 2011.  In November 2011, Mr. Wang received 35,468 shares for payment of $1,000 for Board of Directors fees earned during August of 2011 for his completion of services on the Board of Directors.

As of April 30, 2012 and April 30, 2011, $48,744 and $0 respectively is due to Larry Bigler, P.K. Rana Medhi, Shane Dyer, and Walter A. “Del” Marting, for reimbursable expenses incurred in their position as members of the Board of Directors and fees related thereto. There were no fees payable to our Board of Director members as of April 30, 2011 as all fees were suspended from September 2010 till May 2011.

On December 17, 2010, Dan Dyer was appointed as a member of the Board of Directors and is also a principal in Dyer Engineering Consultants. On June 1, 2011, Dan Dyer resigned as a director. In September 2011, Shane K Dyer, also a principal in Dyer Engineering Consultants, was nominated for election to the Board of Directors was elected during the Annual Shareholders meeting.   Dyer Engineering Consultants provides mine permitting, engineering and leach pad design services at the Independence project. As of April 30, 2012 and April 30, 2011, Dyer Engineering Consultants is owed $44,281 and $34,663 for services rendered respectively.

The interim President, CFO, former and current members of the Board of Directors, and members of the Advisory Board have provided short-term financing to the Company in the form of demand notes with no fixed or determinable repayment dates. Mr. Forbush received 674,286 shares to relieve debt in the amount of $11,800, during the fiscal year ending April 30, 2012.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share. As of April 30, 2012 and 2011, no preferred stock has been issued and is outstanding.

Common Stock

The Company is authorized to issue 550,000,000 common shares with a par value of $0.001 per share at April 30, 2012.

The following detail of the Company’s common stock transactions includes only the two years ended April 30, 2012 and 2011. For previous transactions please refer to the appropriate period Form 10-K on file with the Securities and Exchange Commission. All statements and footnotes have been adjusted to reflect post-split values.

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

During December 2010, we issued 11,495,000 common shares in private placements at $0.036 per share for $418,000 in cash; we issued 385,000 common shares at $0.036 per share for services for a total value of $15,750; we issued 484,000 shares to reduce accrued wages to former employees at $0.045 per share for a total value of $24,640; we issued 1,050,000 to reduce accrued wages to current employees at $0.0555 per share for a total value of $58,275.

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

During the three months ended April 30, 2012, we issued 1,967,286; 500,000 shares were issued to investors in private placements at $0.02 per share for receipt of cash totaling $10,000; 793,000 shares were issued to investors in private placements at $0.0225 per share for receipt of cash totaling $17,000; 674,286 shares were issued to reduce related party notes payable totaling $11,800.

Warrants (Non-employee)

As part of certain equity private placement transactions, the Company issues warrants. The following table illustrates the warrant activity for the periods ending April 30, 2012 and 2011.

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2010	3,340,500	$0.17
Granted	17,815,035	0.07
Exercised	––	––
Forfeited/Expired	(3,340,500)	0.17

Outstanding at April 30, 2011	17,815,035	0.07

Granted	19,170,776	0.05
Exercised	––	––
Forfeited/Expired	(14,815,035)	0.08

Outstanding at April 30, 2012	22,170,776	0.05

	Warrants Outstanding
Range price ($)	Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.07	3,000,000	0.04 years	$0.07
$0.05	19,170,776	0.44 years	$0.05

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

At April 30, the income tax expense (benefit) consisted of the following:

	2012	2011
Current	$––	$––
Deferred	––	––
Total tax (benefit)	$––	$––

At April 30, gross deferred tax assets and liabilities consisted of the following:

	2012	2011
Deferred Tax Inventory
NOL	$3,357,000	$3,080,000
Stock compensation expense	––	––
Installment sale gain	––	––
Impairment loss	––	––
Investments	––	––
Property, plant & equipment	(1,800)	(2,000)
Gross deferred tax assets	3,355,200	3,078,000
Less: Valuation allowance	(3,355,200)	(3,078,000)
Net deferred tax assets	$––	$––

At April 30, the income tax expense (benefit) differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

	2012	2011
Tax rate reconciliation
Federal statutory rate	35%	35%
Tax at federal statutory rate	35.00%	35.00%
Permanent differences	(1.00)	(0.08)
Net operating loss carry forward	(33.60)	(95.20)
Installment sale	--	9.00
Unrealized gain (loss)	--	52.08
Other temporary differences, net	(0.40)	(0.80)
Total	0.00%	0.00%

As of April 30, 2012, the Company had a federal net operating loss carry forward of approximately $9.6 million. The federal net operating loss carry forward expires beginning in fiscal 2026. Utilization of net operating losses may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carry forward may expire before full utilization.

The Company reviews its tax positions to determine whether it is more likely than not that they will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, the Company measures the tax position to determine the amount to recognize in the financial statements.

As of April 30, 2012 and 2011 there were no positions that did not meet the more-likely-than-not threshold.

NOTE 6. MINERAL PROPERTY

Independence Mine

At April 30, 2012, the Company’s Mineral property valued at $613,941 consists of the acquisition cost of the Independence Mining Claims located in Lander County, Nevada. The Company continues to explore and develop the mining claims.

For the years ended April 30, 2012 and 2011, the Company incurred costs of $143,607 and $311,604, respectively, for the on-going exploration and development. Since obtaining the rights, the Company has expensed $3,017,449 associated with these activities.

If the Company successfully establishes proven and probable reserves, additional development costs will be capitalized and depleted using the units of production method. With the current market price for gold, silver and platinum, the Company is obligated to pay a royalty  of  5% of all future production of these precious metals, if any.  There is also a production royalty of 3% payable on the sale of all substances other than gold, silver and platinum. In addition, any future production is subject to a 1% net smelter royalty obligation payable to Gold Range, LLC.

As of April 30, 2012, there were no proven or probable reserves associated with the Independence Mining Claim.

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

Future principal repayments at April 30, 2012 are as follows:

Short-term Note Payable & Secured Note Payable
2013	$3,898
2014	4,302
2015	4,749
2016	5,242
2017	5,786
Thereafter	13,725
Total	$37,702

NOTE 8. COMMITMENTS & CONTINGENCIES

The Company leases office space under a non-cancelable operating lease. Rent expense was approximately $31,450 in fiscal 2012, and $32,291 in fiscal 2011. Future annual minimum lease commitments at April 30, 2012 are as follows:

Minimum lease payments
2013	$35,724
2014	37,884
2015	––
2016	––
2017	––
Thereafter	––
Total	$73,608

NOTE 9. SUBSEQUENT EVENTS

The Company received $244,000 in funding and funding commitments from private placements since April 30, 2012.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 9, 2011, we decided to engage new auditors as our independent accountants to audit our financial statements.  Our Board of Directors and our audit committee approved the change of accountants to Ingenium Accounting Associates, Certified Public Accountants. Accordingly, we dismissed Mark Bailey & Company, Ltd., on December 16, 2011.

In connection with the audits of the Company’s financial statements for each of the two fiscal years ended April 30, 2010 and April 30, 2011 and in the subsequent interim periods through July 31, 2011, there were no disagreements with Mark Bailey & Company, Ltd. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Mark Bailey & Company, Ltd. or would have caused Mark Bailey & Company, Ltd. to make reference to the matter in their report. The reports on the financial statements prepared by Mark Bailey & Company, Ltd., for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except that Mark Bailey & Company, Ltd., expressed in their reports substantial doubt about our ability to continue as a going concern.

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

As of April 30, 2012, the year-end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of April 30, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date due to the factors stated below.

As of April 30, 2012, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

During the year ended April 30, 2012, the Company implemented material changes to its internal control over financial reporting to remediate the material weaknesses as disclosed in our Form 10-K for the fiscal year ended April 30, 2011 as filed on August 15, 2011.  The following is a description of the changes.

1.                The Company’s personnel (through the use of Mr. Forbush’s accounting firm personnel) have obtained additional expertise in the selection, application, and consistency of its accounting principles.  The additional expertise was the result of continuing professional education specific to the Company’s operations and additional knowledge of the Company’s transactions and industry.  Additionally, we have expanded our Audit Committee to three members with financial expertise and expanded oversight responsibilities.

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

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Daniel J. Forbush (1)	Chief Executive Officer, President, Chief Financial Officer and Director	59	March 23, 2007
Larry Max Bigler (2)	Independent Director	63	December 18, 2007
P. K. “Rana” Medhi (3)	Independent Director	74	December 30, 2010
Walter A. Marting, Jr. (4)	Independent Director	65	July 1, 2011
Shane K. Dyer (5)	Independent Director	31	September 16. 2011
(1)        Mr. Forbush was appointed Chief Executive Officer on December 17, 2010 and President December 30, 2010.
(2)        Mr. Bigler resigned as an Independent Director May 2010 and was reappointed an Independent Director December 17, 2010.
(3)        Mr. Medhi was appointed as an Independent Director on December 30, 2010.
(4)        Mr. Marting was appointed as an Independent Director on July 1, 2011.
(5)        Mr. Dyer was elected as a member of the Board of Directors on September 16, 2011.

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

Shane K Dyer – Independent Director

Shane K. Dyer of Reno, NV is a Registered Professional Engineer and a Registered Water Rights Sureveyor, with over 10 years experience in the Engineering Consulting Industry specifically in the design and permitting of mining operations including leach pad and waste dump designs, water resource engineering and business management.  Currently Vice President at Dyer Engineering Consultants, Inc. with a track record of producing excellent design, and project management results for clients in the United States and internationally, Mr. Dyer holds a Masters Degree in Civil engineering with a minor in Business Management from Brigham Young University. Serves as the Director of Permitting and Finance at Key Medical, Inc. a National Medicare Accredited DMPOS. Mr. Dyer has a strong technical background and is  innovative in problem solving and design.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2012, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Daniel Forbush	2	3	Nil
Larry Max Bigler	2	2	Nil
Walter A Marting, Jr.	2	2	Nil
P.K. “Rana” Medhi	2	2	Nil
Shane K. Dyer	2	2	Nil

Board and Committee Meetings

Our board of directors held 8 formal meetings during the year ended April 30, 2012.  All other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended April 30, 2012, there are two standing committees of the board of directors, the Audit Committee and the Nominating and Corporate Governance Committee.  On May 2, 2012, the Board formed a Compensation Committee.

Nominating and Corporate Governance Committee, Director Nomination and Independence

Nominating and Corporate Governance Committee

Currently our Nominating and Corporate Governance Committee consists of P.K. “Rana” Medhi, Chairman and Larry Max Bigler, Shane K. Dyer.   The Nominating and Corporate Governance Committee (the “Nominating Committee”) is established by the Board to assist in:
•	identifying individuals qualified to become members of the Board and recommend individuals to the Board for nomination as members of the Board;
•	identifying individuals qualified to become members of the various committees of the Board and to recommend such individuals for nomination as committee members to the Board;
•	determining the composition of the Board and its committees;
•	developing and recommending to the Board a set of corporate governance principles applicable to the Company; and
•	overseeing an evaluation process of the Board and management.

During fiscal 2012, there was four meeting held by the nominating and corporate governance committee.  Since May 1, 2012, the committee has held one meeting.

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

 Director Independence

We currently act with five (5) directors, consisting of Shane K. Dyer, Walter A. Marting, Jr., P.K. “Rana” Medhi, Larry Max Bigler and Daniel J. Forbush.  We have determined that Walter A. Marting, Jr., P.K. “Rana” Medhi, Shane K. Dyer and Larry Max Bigler qualify as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

During fiscal 2012, there were 4 meetings held by the audit committee.  The minutes of the proceedings of the audit committee are filed with the corporate records.

Audit Committee Financial Expert

Our board of directors has determined that Larry Max Bigler of its audit committee qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Compensation Committee

Our compensation committee consists of Shane K. Dyer, Chairman, and  P.K. “Rana” Medhi.  Members of the compensation committee are independent within the meaning of GNMT directors' independence standards and also are non-employee directors within the meaning of Rule 16b-3 of the Exchange Act. The compensation committee will be composed of minimum of 2 (two) independent directors and will not exceed more than 5 (five) independent directors.  The committee will meet at least 2 (two) times annually to review various responsibilities as outlined below and periodically revise committee's charters.  To assist in carrying out its responsibilities, the compensation Committee will receive reports and   recommendations from the CEO and the management, from an outside independent compensation consultant, if retained and its own legal or other advisors. The committee will report to the full board its recommendations during regular Board of Directors meetings.
The Compensation Committee's principal responsibilities include, but not limited to:

•	Establish remuneration levels of corporation's officers and company's independent directors
•	Reviewing management organization and development; Reviewing significant employee benefit programs; and
•
Establish and administering executive compensation program including independent directors. This will encompass bonus plans, stock option and other equity-based programs, deferred compensation plans, and any other cash or stock incentive program

Code of Ethics

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

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

·	our principal executive officer;

·	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2012 and 2011; and

·
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Daniel Forbush President, CEO, CFO and Director	2012 2011	120,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 120,000
Paul Wang Former President, CEO and Director	2012 2011	Nil 23,950	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 23,950
(1)
The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

Compensation Plans

As of April 30, 2012, we did not have any compensation plans in place.  However, we may issue stock and equity linked instruments to our directors, officers and employees in the future, upon adoption of a stock option plan.

 Stock Options/SAR Grants

During the periods presented in this report, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2012 or April 30, 2011 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2012.

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

The following table sets forth a summary of the compensation paid to our non-employee directors in the year ended April 30, 2012:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Belingheri	4,000	Nil	Nil	Nil	Nil	Nil	4,000
Paul Wang	4,000	Nil	Nil	Nil	Nil	Nil	4,000
Larry Bigler	24,000	Nil	Nil	Nil	Nil	Nil	24,000
Shane Dyer	16,000	Nil	Nil	Nil	Nil	Nil	16,000
Dan Dyer	4,000	Nil	Nil	Nil	Nil	Nil	4,000
Walter A. Marting	20,000	Nil	Nil	Nil	Nil	Nil	20,000
P.K. Rana Medhi	24,000	Nil	Nil	Nil	Nil	Nil	24,000
Mark Smith	4,000	Nil	Nil	Nil	Nil	Nil	4,000

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

The following table sets forth, as of July 23, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Walter A. Marting, Jr. Reno, Nevada	825,464	0.27%
Larry Max Bigler Reno, Nevada	3,287,522	1.09%
Shane K. Dyer Reno, Nevada	658,154	0.22%
P. K. “Rana” Medhi Casa Grande, Arizona	1,516,474	0.50%
Daniel J. Forbush Sparks, Nevada	11,245,000	3.74%
Directors and Executive Officers as a Group (5 persons)	17,532,614	5.82%

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 23, 2012.  As of July 23, 2012, there were 301,156,927 shares of our company’s common stock issued and outstanding.

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

Director Independence

We currently act with five directors, consisting of Walter A. Marting, Jr., Shane Dyer, Larry Max Bigler, P.K. “Rana” Medhi, and Daniel Forbush. We have determined that Walter A. Marting, Jr., Larry Max Bigler, and P. K. “Rana” Medhi are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.	Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2012 and for fiscal year ended April 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2012 ($)	2011 ($)
Audit Fees	45,500	52,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	45,500	52,000

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

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)
(21)	Subsidiaries
General Gold Corporation, a Nevada company
(23)	Consent
23.1	Consent of Mark Bailey & Company
(31)	Section 302 Certification
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002.
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION
/s/ Daniel J. Forbush
Daniel J. Forbush
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: July 30, 2012
/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
Date: July 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer, Chief
/s/ Daniel J. Forbush	Financial Officer and Director	July 30, 2012
Daniel J. Forbush

/s/ Walter A. Marting, Jr.	Director	July 30, 2012
Walter A. Marting, Jr.

/s/ Shane K. Dyer	Director	July 30, 2012
Shane K. Dyer

/s/ Larry Max Bigler	Director	July 30, 2012
Larry Max Bigler

/s/ P. K. Medhi	Director	July 30, 2012
P. K. Medhi