Form 10-Q
period 2012-07-31
GENERAL METALS CORP
filed 2012-09-14
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012
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

315,577,831 common shares issued and outstanding as of September 13, 2012.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheet

	July 31, 2012	April 30 2012
ASSETS

Current assets
Cash and cash equivalents	$2,529	$4,954
Prepaid expenses	32,485	16,521

Total current assets	35,014	21,475

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	4,258	5,595
Other assets	35,238	35,238

Total other assets	721,179	722,516

Total assets	$756,193	$743,991

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Notes payable, current portion	$3,995	$3,898
Accounts payable	533,760	409,701
Accrued liabilities	116,442	111,946
Accounts payable to related parties	64,216	199,036

Total current liabilities	718,413	724,581

Long-term liabilities
Notes payable, net of current portion	32,898	33,804

Total long-term liabilities	32,898	33,804

Total liabilities	751,311	758,385

Commitments and Contingencies

Stockholders' equity/(deficit)
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	-	-

Common stock, authorized 550,000,000 shares, par value $0.001, issued and outstanding on July 31, 2012 and April 30, 2012 is 302,805,880 and 294,195,232 respectively	302,805	294,194

Additional paid-in capital	11,123,894	10,976,553
Accumulated deficit during exploration stage	(11,421,817)	(11,285,141)

Total stockholders' equity/(deficit)	4,882	(14,394)

Total liabilities and stockholders' equity/(deficit)	$756,193	$743,991

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

	Three months ended July 31,		March 15, 2006 (Inception) to July 31,
	2012	2011	2012
Revenue	$-	$-	$-

Operating expenses
Depreciation and amortization	1,338	1,338	36,608
General and administrative	7,726	11,143	1,480,768
Management and consulting	64,459	157,791	5,960,979
Exploration and development	14,671	16,071	3,032,120
Professional fees	46,604	21,557	807,959

Total expenses	134,798	207,900	11,318,434

(Loss) from operations	(134,798)	(207,900)	(11,318,434)

Other income (expenses)
Interest expense	(1,878)	(2,115)	(39,599)
Other income	-	-	17,200
Gain on sale of mineral properties	-	-	1,249,072
Realized gain/(loss) on sale of investments	-	-	(112,204)
Other than temporary impairment of investments	-	-	(1,224,302)
Gain/(loss) on foreign currency exchange	-	-	6,450

(Loss) before income taxes	(136,676)	(210,015)	(11,421,817)

Provision for income taxes	-	-	-

Net (loss)	$(136,676)	$(210,015)	$(11,421,817)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	296,925,153	269,431,027

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended July 31,		March 15, 2006 (Inception) to July 31,
	2012	2011	2012
Operating activities
Net loss	$(136,676)	$(210,015)	$(11,421,817)
Adjustments to reconcile net loss
Stock issued for services	80,333	78,958	3,008,971
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	-	-	112,204
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	1,338	1,338	36,608
Stock-based compensation	-	-	1,781,171
Other-than-temporary impairment of investments	-	-	1,224,302
Impairment of long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Change in assets and liabilities
(Increase)/decrease in other current assets	-	-	(22,387)
(Increase)/decrease in prepaid expenses	520	8,447	(15,586)
Increase/(decrease) in accounts payable	(10,761)	1,336	672,876
Increase/(decrease) in accrued liabilities	4,496	33,648	361,151

Net cash used by operating activities	(60,750)	(86,288)	(5,413,958)

Investment activities
Investments:
Purchases	-	-	(1,357)
Proceeds from sales	-	-	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	-	(2,563)
Deposit on water rights	-	-	(800)
Deposit on reclamation bond	-	-	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	-	(67,742)
Purchase of equipment	-	-	(17,616)

Net cash provided/(used) by investment activities	-	-	(44,693)

Financing activities
Proceeds from loans from related parties	-	-	121,864
Repayments of loans from related parties	-	-	(43,064)
Proceeds from issuance of debt	-	-	149,841
Repayments of debt	(809)	(1,638)	(10,149)
Proceeds from the sale of stock	59,134	100,000	5,242,688

Net cash provided by financing activities	58,325	98,362	5,461,180

Net increase / (decrease) in cash	(2,425)	12,074	2,529

Cash, beginning of period	4,954	14,157	-

Cash, end of period	$2,529	$26,231	$2,529

Supplemental Information:
Interest paid	$1,878	$2,115	$19,926
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$16,485	$24,946	$16,485
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$-	$-	$353,539
Stock issued as reduction of contingent liability	$-	$-	$50,000
Stock issued as reduction of related party loans	$-	$-	$26,800
Stock issued as reduction of short-term note payable	$-	$-	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2012, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 audited financial statements.  The results of operations for the period ended July 31, 2012 are not necessarily indicative of the operating results for the full year.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements have been issued since the filing of the Company’s Form 10-K on July 30, 2012 for the fiscal year ended April 30, 2012 that are likely to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the three months ended July 31, 2012.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2012 and filed with the Securities Exchange Commission on July 30, 2012.

During the three months ended July 31, 2012, we issued a total of 8,610,648 shares;  4,668,353 shares were issued for services valued at $96,818 to vendors; and 3,942,295 shares were issued for cash to investors in private placement at $0.015 per share for receipt of cash totaling $59,134.

NOTE 4 – SUBSEQUENT EVENTS

The Company received $75,000 from 2 investors in private placements under Rule 144 for 6,000,000 units consisting of one share and one share purchase warrant exercisable at $0.05 for one year.

NOTE 5 – RELATED PARTY

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $18,115 and $13,225 relating to hours incurred at July 31, 2012 and April 30, 2012, respectively. In the three months ended July 31, 2012, Forbush and Associates charged $8,890 for consulting services rendered in relation to preparation of the 10-K for the period ended April 30, 2012. In the three months ended July 31, 2011, Forbush and Associates charged $141 for reimbursable expenses included in General and administrative expenses and received a payment of $2,690 against the previous outstanding balance.

On December 17, 2010, Dan Dyer was appointed as a member of the Board of Directors and is also a principal in Dyer Engineering Consultants. On June 1, 2011, Dan Dyer resigned as a director. In September 2011, Shane K Dyer, also a principal in Dyer Engineering Consultants, was nominated for election to the Board of Directors was elected during the Annual Shareholders meeting.   Dyer Engineering Consultants provides mine permitting, engineering and leach pad design services at the Independence project. As of July 31, 2012 and April 30, 2012, Dyer Engineering Consultants is owed $46,101 and $44,281 for services rendered respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

The Independence Mine Property

We currently control a 100% undivided leasehold interest in the Independence Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres.  Our Due diligence shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2013.

The Independence Mine project is wholly owned by our company through our subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement we were required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials. This expenditure requirement was fulfilled prior to the year ended April 30, 2008, as we expended approximately $760,000 through that date.  During the year ended April, 30, 2012, we spent approximately $143,607 on exploration and development including the initiation of the permitting process and $3,017,449 inception to April 30, 2012. Through the three months ended July 31, 2012, we spent an additional $14,671 in drilling and permitting of the Independence project.

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

We have the option to reduce the production royalty due to Independence Gold Silver Mines, Inc. from 5% (at current price) to 1.875% for $3.0 million within 10 years of the date the lease commenced provided all obligations have been met.

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

Accomplishments

During the quarter ended July 31, 2012, our Company:

1.
Renegotiated the lease agreement with Independence Gold and Silver Mines Inc. to significantly reduce the semi-annual lease payments to $35,000 each through April 2014 for an increase in residual royalty after purchase to 1.875%.

2.	Began gathering information for use in a Preliminary Economic Assessment.

3.
Modeled the ore sampling and metallurgical test results previously completed at the project  to determine the optimum method for processing both run-of-mine and/or crushed ore from the project’s near surface resource showing that the oxidized near surface gold and silver ore can be economically processed using an optimized cyanide heap leach Carbon-In-Column system assuming a gold price equivalent to the average gold price in the last year.

4.	Laid the foundation for the listing of the Company on the Toronto Ventures Exchange.

Plan of Operations- Permitting and Development Program
During the next twelve months, our company will continue the program to move the Independence project toward production.  We anticipate being able to secure necessary studies and permits to allow us to proceed to production.

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

Direct exploration and development costs-Shallow Area
RC Drilling Definition Drilling
Site Construction	$12,800
Drilling 10,050 Feet RC	118,100
Sample Analyses (5 foot sample length plus standards)	86,500
Management (man days for geologist and assistant)	33,000
Supplies	8,200
Field Costs	8,500
Complete Core Drilling Program
Sample Analyses (5 foot sample length plus standards)	13,300
Management, logging and reporting	11,000
Splitting and sampling	3,400
QA-QC assay work	11,100
Land payments	120,000
Preliminary economic assessment (PEA)	25,000
Project permitting, State and County Permits	100,000
Engineering and design	40,000
Environmental Studies and additional permitting costs	50,000
Drill, and case water well	35,000
Report completion costs	25,000
Contingency	99,100

Total direct exploration and development costs	$800,000

Indirect costs
Office rent and other operating expenses	$80,000
Wages and salaries and payroll related expenses	200,000
Investor relations expenses	50,000
Insurance expenses	40,000
Other general and administrative expenses	20,000
Legal expenses	10,000

Total indirect costs	$400,000

Total budget for next twelve months	$1,200,000

Liquidity and Capital Requirements

We anticipate that to proceed with our plan of operations we will require additional funds of approximately $1.2 million over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Since July 31, 2012, we have received $75,000 from two investors in private placements for the purchase of our common shares.  We have obtained additional commitments for funding to be received within the next 30 days.  We continue to explore opportunities for the receipt of funding in either equity or financing transactions. As we receive these funds, the Board of Directors and Management evaluate the best use of the funding received so as to continue on the path of fast ramp up to production.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending July 31, 2013.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $400,000 during the twelve-month period ending July 31, 2013 on general and administrative and investor relations expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Exploration and Development

The exploration and development program currently being executed by our company includes the beginning of the permitting process to move the Independence Project toward production. We expect to expedite this process which will require additional funds of approximately $0.80 million over the next twelve months, exclusive of any acquisition or construction costs.

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

Employees

We expect to add one employee over the next 12 month period. We do and will continue to outsource services as needed.  As at July 31, 2012, our only employee was our President, CEO, and CFO.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2012 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Results of Operations – Three Months Ended July 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2012 which are included herein.

Our operating results for the three months ended July 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31
	2012		2011		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$134,798		$207,900		$(73,102)
Net (loss)		$(136,676)		$(210,015)		$(73,339)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The decrease in net loss from the period ended July 31, 2011 to July 31, 2012 relates primarily to the decrease in exploration and development activities due to limited cash resources available to pay for continued exploration fees. Board of Directors and other vendors continue to receive stock for services.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the three months ended July 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended July 31
	2012	2011	Change
Depreciation and amortization	$1,338	$1,338	$-
General and administrative	$7,726	$11,143	$3,417
Management and consulting	$64,459	$157,791	$93,332
Exploration and development	$14,671	$16,071	$1,400
Professional fees	$46,604	$21,557	$(25,047)

The decrease in operating expenses for the three months ended July 31, 2012, compared to the same period in fiscal 2012, was mainly due to a decrease in management and consulting of $93,332 which related to a $75,000 contract with an investor relations firm undertaken during the prior reporting period.   Exploration costs decreased by $1,400 from the three months ended July 31, 2011 compared to the three months ended July 31, 2012 as there were no drilling or other programs undertaken at the site as progress on the 43-101 technical report and mine and leach pit design move forward.

We have focused our energy during this quarter on securing financing and energizing the permitting process with all charges being classified as development bringing the project ever closer to production.   We anticipate that the management and consulting costs will decrease in the future as we do not anticipate significant contracts engaged in regards to investor relations.

Liquidity and Financial Condition

Working Capital
	July 31, 2012	April 30, 2011	Change
Current assets	$35,014	$21,475	$13,539
Current liabilities	$718,413	$724,581	$6,168
Working Capital	$(683,399)	$(703,106)	$19,707

Cashflow
	Three Months Ended July 31
	2012	2011	Change
Net cash used in operating activities	$(60,750)	$(86,288)	$25,538
Net cash provided/(used) in investing activities	$-	$-	$-
Net cash provided/(used) by financing activities	$58,325	$98,362	$(40,037)
Net increase/(decrease) in cash during period	$(2,425)	$12,074	$(14,499)

Our total assets at July 31, 2012 were $756,193. Our financial statements report a net loss of $136,676 for the three months ended July 31, 2012 and a net loss of $11,421,817 for the period from March 15, 2006 (date of inception) to July 31, 2012. We had a cash balance of $2,529 as of July 31, 2012.

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

We continue to explore and seek funding opportunities through either equity or loan transactions. As we receive funding, the use of available funding is evaluated by Management and the Board of Directors for its priority of use.

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

Recently Issued Accounting Standards

No new accounting pronouncements have been issued since the filing of the Company’s Form 10-K on July 30, 2012 for the fiscal year ended April 30, 2012 that are likely to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

As of July 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our principal executive officer) and our Chief Financial Officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended July 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report.

ITEM 1A.  RISK FACTORS

We have had no material changes in our risk factors as disclosed in our Form 10-K for the year ended April 30, 2012 filed on July 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides additional information for certain stock transactions that occurred during the three months ended July 31, 2012.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2012 and filed with the Securities Exchange Commission on July 30, 2012.

During the three months ended July 31, 2012, we issued a total of 8,610,648 shares;  4,668,353 shares were issued for services valued at $96,818 to vendors and directors; and 3,942,295 shares were issued for cash to three accredited investors in private placement at $0.015 per share for receipt of cash totaling $59,134.

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

GENERAL METALS CORPORATION
(Registrant)

Dated: September 14, 2012	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)