Form 10-Q
period 2012-10-31
GENERAL METALS CORP
filed 2012-12-17
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                         to

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

329,482,157 common shares issued and outstanding as of December 6, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheet

	October 31, 2012	April 30 2012
ASSETS

Current assets
Cash and cash equivalents	$9,870	$4,954
Prepaid expenses	14,395	16,521

Total current assets	24,265	21,475

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	2,978	5,595
Other assets	35,238	35,238

Total other assets	719,899	722,516

Total assets	$744,164	$743,991

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Notes payable, current portion	$4,197	$3,898
Accounts payable	475,021	409,701
Accrued liabilities	135,298	111,946
Accounts payable to related parties	66,135	199,036

Total current liabilities	680,651	724,581

Long-term liabilities
Notes payable, net of current portion	31,887	33,804

Total long-term liabilities	31,887	33,804

Total liabilities	712,538	758,385

Commitments and contingencies

Stockholders' equity/(deficit)
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	-	-

Common stock, authorized 550,000,000 shares, par value $0.001, issued and outstanding on October 31, 2012 and April 30, 2012 is 328,399,205 and 294,195,232 respectively	328,399	294,194

Additional paid-in capital	11,506,385	10,976,553
Accumulated deficit during exploration stage	(11,803,158)	(11,285,141)

Total stockholders' equity/(deficit)	31,626	(14,394)

Total liabilities and stockholders' equity/(deficit)	$744,164	$743,991

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

	Three months ended October 31,		Six months ended October 31,		March 15, 2006 (Inception) to October 31,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	1,280	1,337	2,618	2,675	37,888
General and administrative	21,960	34,763	29,686	45,906	1,502,728
Management and consulting	291,731	112,814	356,190	270,605	6,252,710
Exploration and development	40,883	56,005	55,554	72,076	3,073,003
Professional fees	22,724	49,315	69,328	70,872	830,683

Total expenses	378,578	254,234	513,376	462,134	11,697,012

(Loss) from operations	(378,578)	(254,234)	(513,376)	(462,134)	(11,697,012)

Other income (expenses)
Interest expense	(2,863)	(2,023)	(4,741)	(4,138)	(42,462)
Other income	100	-	100	-	17,300
Gain on sale of mineral properties	-	-	-	-	1,249,072
Realized gain/(loss) on sale of investments	-	-	-	-	(112,204)
Other than temporary impairment of investments	-	-	-	-	(1,224,302)
Gain/(loss) on foreign currency exchange	-	-	-	-	6,450

(Loss) before income taxes	(381,341)	(256,257)	(518,017)	(466,272)	(11,803,158)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(381,341)	$(256,257)	$(518,017)	$(466,272)	$(11,803,158)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	316,659,230	281,279,424	306,792,192	275,355,225

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows
	Six months ended October 31,		March 15, 2006 (Inception)
	2012	2011	to October 31, 2012
Operating activities
Net loss	$(518,017)	$(466,272)	$(11,803,158)
Adjustments to reconcile net loss
Stock issued for services	233,853	107,697	3,162,491
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	-	-	112,204
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	2,618	2,675	37,888
Stock-based compensation	105,600	20,405	1,886,771
Other-than-temporary impairment of investments	-	-	1,224,302
Impairment of long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Change in assets and liabilities
(Increase)/decrease in other current assets	-	-	(22,387)
(Increase)/decrease in prepaid expenses	2,125	10,742	(13,981)
Increase/(decrease) in accounts payable	(67,581)	7,872	616,056
Increase/(decrease) in accrued liabilities	23,352	29,537	380,007

Net cash used by operating activities	(218,050)	(287,344)	(5,571,258)

Investment activities
Investments:
Purchases	-	-	(1,357)
Proceeds from sales	-	-	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	-	(2,563)
Deposit on water rights	-	-	(800)
Deposit on reclamation bond	-	-	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	-	(67,742)
Purchase of equipment	-	-	(17,616)

Net cash provided/(used) by investment activities	-	-	(44,693)

Financing activities
Proceeds from loans from related parties	-	-	121,864
Repayments of loans from related parties	-	-	(43,064)
Proceeds from issuance of debt	-	-	149,841
Repayments of debt	(1,618)	(2,447)	(10,958)
Proceeds from the sale of stock	224,584	299,875	5,408,138

Net cash provided by financing activities	222,966	297,428	5,625,821

Net increase / (decrease) in cash	4,916	10,084	9,870

Cash, beginning of period	4,954	14,157	-

Cash, end of period	$9,870	$24,241	$9,870

Supplemental Information:
Interest paid	$4,741	$4,138	$22,789
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$-	$13,942	$11,159
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$-	$-	$353,539
Stock issued as reduction of contingent liability	$-	$-	$50,000
Stock issued as reduction of related party loans	$-	$-	$26,800
Stock issued as reduction of short-term note payable	$-	$-	$100,000
The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2012, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 audited financial statements.  The results of operations for the period ended October 31, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the six months ended October 31, 2012.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2012 and filed with the Securities Exchange Commission on July 30, 2012.

During the three months ended July 31, 2012, we issued a total of 8,610,648 shares;  4,668,353 shares were issued for services valued at $96,818 to vendors; and 3,942,295 shares were issued for cash to investors in private placement at $0.015 per share for receipt of cash totaling $59,134.

During the three months ended October 31, 2012, we issued a total of 25,593,325 shares; 6,567,612 shares were issued for services valued at $137,034; 8,000,000 shares were issued to the Board of Directors and Officers as a stock grant award valued at $105,600; 11,000,000 shares were issued for cash to investors in private placement at $0.015 per share for receipt of cash totaling $165,000; 25,714 shares were issued for cash to an officer of the company in private placement at $0.0175 per share for receipt of cash totaling $450.

NOTE 4 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of the filing and identified no events requiring disclosure.

NOTE 5 – RELATED PARTY

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support, clerical and administrative support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $24,845 and $13,225 relating to hours incurred at October 31, 2012 and April 30, 2012, respectively. In the six months ended October 31, 2012, Forbush and Associates charged $15,620 for consulting services rendered in relation to preparation of the 10-K for the period ended April 30, 2012, preparation of the 10-Q for the period ended July 31, 2012, and various clerical support. In the six months ended October 31, 2011, Forbush and Associates charged $289 for reimbursable expenses included in General and administrative expenses and $15,500 for services rendered.

Dyer Engineering Consultants, an entity controlled by one of our Board members, provides mine permitting, engineering and leach pad design services at the Independence project. As of October 31, 2012 and April 30, 2012, Dyer Engineering Consultants is owed $41,290 and $44,281 for services rendered respectively.

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

The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.  We have been successful in structuring transactions in which expenses are paid through the issuances of common shares.  In addition, we have raised additional funds and expect to continue to raise additional funds through private placement equity offerings sufficient to fund our current plan of operations.

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

The Independence Project is wholly owned by our company through our subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold-Silver Mines of Seattle, Washington. Under the terms of the agreement we were required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials. This expenditure requirement was fulfilled prior to the year ended April 30, 2008, as we expended approximately $760,000 through that date.  During the year ended April, 30, 2012, we spent approximately $143,607 on exploration and development including the initiation of the permitting process and $3,017,449 inception to April 30, 2012. Through the six months ended October 31, 2012, we spent an additional $55,554 in drilling and permitting of the Independence Project.

The term of the lease is for a period of 20 years commencing October 1, 2005. There is a production royalty payable for the sale of all gold, silver or platinum based upon the average daily price of gold on the London Metal Exchange. With the current market price for gold, the royalty rate payable is 5%. There is also a production royalty of 3% payable on the sale of all substances other than gold, silver and platinum. In addition, any future production is subject to a 1% net smelter royalty obligation payable to Gold Range, LLC.  The advance minimum royalty payments are $35,000 each April 1st and October 1st through April 1, 2014.

We have the option to reduce the production royalty due to Independence Gold-Silver Mines, Inc. from 5% (at current price) to 1.875% for $3.0 million within 10 years of the date the lease commenced provided all obligations have been met.

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

The Independence Project consists of 14 whole and fractional unpatented lode mining claims, which cover approximately 240 acres.

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

The Independence Project covers a mineralized zone on strike with the world class, Fortitude / Phoenix Gold Skarn Deposit. The property has potential to develop a high grade underground resource in the Antler Sequence, together with a shallow, near surface resource in the overlying Pumpernickel Formation. Situated at the intersection of the Battle Mountain-Eureka Gold Trend and the Northern Nevada Rift (Twin Creeks-McCoy lineament), the Independence Project, like Fortitude and Cove/McCoy, is one of a number of Gold Skarns which occur along the Battle Mountain – Eureka and Northern Nevada Rift Zone mineral lineaments.

Mineralized outcrops are common on the property. Many on the southern part of the property have been prospected by shallow prospect shafts, pits and trenches. In addition, over 100 Reverse Circulation and Core holes, and extensive shallow underground mine workings in the old Independence Mine indicate wide spread, shallow, near surface mineralization which we feel represents a valid exploration target for potential future surface, bulk mining operations

Historic drilling and underground mine workings indicate wide spread mineralization, both in shallow, near surface, and deep targets. There are presently no identified reserves on the property. We have conducted a phased exploration program to evaluate the mineral potential of this property, with the objective of identifying and developing mineral resources and reserves reportable under SEC Industry Guide 7.

Independence Deep Target

A large body of mineralized material is clearly indicated by previous drilling in the Deep Target. We completed interpretation of the logs and geologic modeling in the fall of 2009 which identified mineralized material in the deep target. We retained all of the core samples, approximately 25,000 feet, and stored them on site.

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

Mineral Ownership

The Independence Project claims are 100% controlled by our Company.

Accomplishments

During the quarter ended October 31, 2012, our Company focused its efforts on securing new capital to attain our development goals. The Company held discussion with various parties during the period culminating in a decision to pursue funding through a transaction on the Canadian TSX exchange. The Company evaluated specific alternatives that would involve either a direct listing of the Company’s shares or a Plan of Arrangement with a publicly traded Canadian firm. The Company anticipates completing a transaction in early 2013 though the Company has not received a firm commitment as of the date of this filing.

Also during the quarter ended October 31, 2012, the Company entered into an agreement with Morse and Associates of St. George, Utah whereby Morse will undertake a complete reworking of the Company’s investor relations strategy.  This will include an upgraded website, creating greater visibility for the Company on the internet and building much greater awareness in the market of the Company’s shares and their inherent value. We are pleased to be working with Morse and Associates who have extensive experience with web-centric investor relations, having managed several campaigns for Microsoft and other large corporations

Plan of Operations- Permitting and Development Program

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

Capital Expenditures

Our forecast for future capital expenditures investments are dependent upon our ability to raise sufficient capital to meet our operating needs and finance permitting and production at the Independent Project.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $400,000 during the twelve-month period ending October 31, 2013 on general and administrative and investor relations expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Exploration and Development

The exploration and development program currently being executed by our company includes the beginning of the permitting process to move the Independence Project toward production. We expect to expedite this process which will require additional funds of approximately $800,000 over the next twelve months, exclusive of any acquisition or construction costs.

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

Employees

We expect to add one employee over the next 12 month period. We do and will continue to outsource services as needed.  As at October 31, 2012, our only employee was our President, CEO, and CFO.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2012 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Results of Operations – Three Months Ended October 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended October 31, 2012 which are included herein.

Our operating results for the three months ended October 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended October 31,
	2012		2011		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$378,578		$254,234		$(124,344)
Net (loss)		$(381,341)		$(256,257)		$(125,084)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The increase in net loss from the period ended October 31, 2011 to October 31, 2012 relates primarily to the stock grants issued to our officers and Board of Directors and fees paid to investor relation consultants and fundraising expenses.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence Project.

Operating Expenses

Our operating expenses for the three months ended October 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended October 31,
	2012	2011	Change
Depreciation and amortization	$1,280	$1,337	$57
General and administrative	$21,960	$34,763	$12,803
Management and consulting	$291,731	$112,814	$(178,917)
Exploration and development	$40,883	$56,005	$15,122
Professional fees	$22,724	$49,315	$26,591

The increase in operating expenses for the three months ended October 31, 2012, compared to the same period in fiscal 2012, was mainly due to an increase in Management and consulting expenses of $178,917 from stock grants issued to our officers and Board of Directors and fees paid to consultants.  Board of Directors and other vendors continue to receive stock for services.  Decreased general and administrative expenses for the three months in fiscal 2013 was due to decrease premise rent as we consolidated offices and eliminated rent expense at a stand-alone office. Exploration and development activities decreased due to limited cash resources available to pay for continued exploration fees and as the Board of Directors focused on pursuing a transaction or direct listing on the Canadian TSX exchange and a decrease in the advance minimum royalty payment due to Independence Gold-Silver Mines, Inc from $52,500 in October 2011 to $35,000 in October of 2012.  Professional fees decreased during the three months ended October 31, 2012 as compared to same period in fiscal 2012 due to audit and accounting fees being completed and accrued in the prior quarter of fiscal 2013 as compared to the same period in fiscal 2012.

Results of Operations – Six Months Ended October 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements six months ended October 31, 2012 which are included herein.

Our operating results for the six months ended October 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended October 31,
	2012		2011		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$513,376		$462,134		$(51,242)
Net (loss)		$(518,017)		$(466,272)		$(51,745)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The increase in net loss from the period ended October 31, 2011 to October 31, 2012 relates primarily to the stock grants issued to our officers and Board of Directors and fees paid to investor relation consultants and fundraising expenses.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence Project.

Operating Expenses

Our operating expenses for the six months ended October 31, 2012 and 2011 are outlined in the table below:
	Six Months Ended October 31,
	2012	2011	Change
Depreciation and amortization	$2,618	$2,675	$57
General and administrative	$29,686	$45,906	$16,220
Management and consulting	$356,190	$270,605	$(85,585)
Exploration and development	$55,554	$72,076	$16,522
Professional fees	$69,328	$70,872	$1,544)

The increase in operating expenses for the six months ended October 31, 2012, compared to the same period in fiscal 2011, was mainly due to an increase in management and consulting of $85,585 which related to $105,600 of stock grants issued to our officer and the Board of Directors.   Exploration costs decreased by $16,522 from the six months ended October 31, 2011 compared to the six months ended October 31, 2012 as the advanced minimum royalty payment due to Independent Gold-Silver Mines, Inc., decreased from $52,500 to $35,000 in fiscal 2013 and will remain at $35,000 through April 1, 2014.  Professional fees were relatively stable in the comparative periods.

We have focused our energy during this quarter on securing financing and energizing the permitting process with all charges being classified as development bringing the project ever closer to production.   We anticipate that the management and consulting costs will decrease in the future as we engage in a transaction or directly listing to the Canadian TSX exchange and secure financing to further the Company’s objectives at the Independent Project.

Liquidity and Financial Condition

Working Capital
	October 31, 2012	April 30, 2012	Change
Current assets	$24,265	$21,475	$2,790
Current liabilities	$680,651	$724,581	$43,930
Working Capital	$(656,386)	$(703,106)	$46,720

Cashflow
	Six Months Ended October 31
	2012	2011	Change
Net cash used in operating activities	$(218,050)	$(287,344)	$69,294
Net cash provided/(used) in investing activities	$-	$-	$-
Net cash provided/(used) by financing activities	$222,966	$297,428	$(74,462)
Net increase/(decrease) in cash during period	$4,916	$10,084	$(5,168)

Our total assets at October 31, 2012 were $744,164. Our financial statements report a net loss of $518,017 for the six months ended October 31, 2012 and a net loss of $11,803,158 for the period from March 15, 2006 (date of inception) to October 31, 2012. We had a cash balance of $9,870 as of October 31, 2012.

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

As of October 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our principal executive officer) and our Chief Financial Officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended October 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides additional information for certain stock transactions that occurred during the six months ended October 31, 2012.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2012 and filed with the Securities Exchange Commission on July 30, 2012.

During the three months ended July 31, 2012, we issued a total of 8,610,648 shares;  4,668,353 shares were issued for services valued at $96,818 to vendors and directors; and 3,942,295 shares were issued for cash to three accredited investors in private placement at $0.015 per share for receipt of cash totaling $59,134.

During the three months ended October 31, 2012, we issued a total of 25,593,325 shares; 6,567,612 shares were issued for services valued at $137,034; 8,000,000 shares were issued to the Board of Directors and Officers as a stock grant award valued at $105,600; 11,000,000 shares were issued for cash to investors in private placement at $0.015 per share for receipt of cash totaling $165,000; 25,714 shares were issued for cash to an officer of the company in private placement at $0.0175 per share for receipt of cash totaling $450.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2012, the Company held an annual meeting of its stockholders in Reno, Nevada for shareholders of record as of October 22, 2012.

At the meeting, our stockholders approved the following:

Election of Directors	For	Withheld	Against
Daniel J. Forbush	91,284,389	23,836,103	Nil
Larry Max Bigler	90,633,982	23,803,201	Nil
Walter A. Marting Jr.	90,666,884	23,803,201	Nil
P.K. “Rana” Medhi	110,761,847	3,708,238	Nil
Shane K. Dyer	90,774,628	23,695,457	Nil

Appointment of Auditor	For	Against	Abstained
Appointment of Ingenium Accounting Associates as our independent registered public accountants for the next fiscal year	213,728,783	2,156,501	17,609

Approval of Stock Option Plan	For	Against	Abstained
Approve the adoption of our company's 2012 Stock Option Plan	86,777,034	27,121,047	572,004

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Item	Description
(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)

3.2	By-Laws (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)

3.3	Amendment to Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

(10)	Material Contracts

10.1	Letter of Intent between General Gold Corporation and Gold Range, LLC dated November 14, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

10.2	Amendment to Letter of Intent between General Gold Corporation and Gold Range, LLC dated December 31, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006).=

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

GENERAL METALS CORPORATION
(Registrant)

Dated: December 14, 2012	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)