Form 10-Q
period 2013-01-31
GENERAL METALS CORP
filed 2013-03-18
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013
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

345,206,914 common shares issued and outstanding as of March 4, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited condensed consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheet

	January 31, 2013	April 30, 2012
ASSETS

Current assets
Cash and cash equivalents	$-	$4,954
Prepaid expenses	11,588	16,521

Total current assets	11,588	21,475

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	1,813	5,595
Other assets	35,238	35,238

Total other assets	718,734	722,516

Total assets	$730,322	$743,991

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Notes payable, current portion	$4,302	$3,898
Cash overdraft	2,427	-
Accounts payable	519,686	409,701
Accrued liabilities	139,423	111,946
Accounts payable to related parties	69,531	199,036

Total current liabilities	735,369	724,581

Long-term liabilities
Notes payable, net of current portion	30,973	33,804

Total long-term liabilities	30,973	33,804

Total liabilities	766,342	758,385

Commitments and Contingencies

Stockholders' (deficit)
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	-	-

Common stock, authorized 550,000,000 shares, par value $0.001, issued and outstanding on January 31, 2013 and April 30, 2012 is 334,740,157 and 294,195,232 respectively	334,739	294,194

Additional paid-in capital	11,609,044	10,976,553
Accumulated deficit during exploration stage	(11,979,803)	(11,285,141)

Total stockholders' (deficit)	(36,020)	(14,394)

Total liabilities and stockholders' (deficit)	$730,322	$743,991

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

	Three months ended January 31,		Nine months ended January 31,		March 15, 2006 (Inception) to January 31,
	2013	2012	2013	2012	2013
Revenue	$-	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	1,165	1,338	3,783	4,013	39,053
General and administrative	11,609	20,496	41,295	66,402	1,514,337
Management and consulting	114,235	139,688	470,425	410,293	6,366,945
Exploration and development	24,767	(948)	80,321	71,128	3,097,770
Professional fees	27,493	19,958	96,821	90,830	858,176

Total expenses	179,269	180,532	692,645	642,666	11,876,281

(Loss) from operations	(179,269)	(180,532)	(692,645)	(642,666)	(11,876,281)

Other income (expenses)
Interest expense	(1,676)	(2,010)	(6,417)	(6,148)	(44,138)
Other income	4,300	-	4,400	-	21,600
Gain on sale of mineral properties	-	-	-	-	1,249,072
Realized gain/(loss) on sale of investments	-	-	-	-	(112,204)
Other than temporary impairment of investments	-	-	-	-	(1,224,302)
Gain/(loss) on foreign currency exchange	-	-	-	-	6,450

(Loss) before income taxes	(176,645)	(182,542)	(694,662)	(648,814)	(11,979,803)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(176,645)	$(182,542)	$(694,662)	$(648,814)	$(11,979,803)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	332,241,886	289,171,604	315,275,423	279,960,685

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended January 31,		March 15, 2006 (Inception)
			to January 31,
	2013	2012	2013
Operating activities
Net loss	$(694,662)	$(648,814)	$(11,979,803)
Adjustments to reconcile net loss
Stock issued for services	295,095	193,647	3,223,733
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	-	-	112,204
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	3,783	4,013	39,053
Stock-based compensation	105,600	-	1,886,771
Other-than-temporary impairment of investments	-	-	1,224,302
Impairment of long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Change in assets and liabilities
(Increase)/decrease in other current assets	-	-	(22,387)
(Increase)/decrease in prepaid expenses	(7,311)	9,046	(23,417)
Increase/(decrease) in accounts payable	(19,520)	19,901	664,117
Increase/(decrease) in accrued liabilities	27,477	10,947	384,132

Net cash used by operating activities	(289,538)	(411,260)	(5,642,746)

Investment activities
Investments:
Purchases	-	-	(1,357)
Proceeds from sales	-	-	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	-	(2,563)
Deposit on water rights	-	-	(800)
Deposit on reclamation bond	-	-	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	-	(67,742)
Purchase of equipment	-	-	(17,616)

Net cash provided/(used) by investment activities	-	-	(44,693)

Financing activities
Proceeds from loans from related parties	-	-	121,864
Repayments of loans from related parties	-	-	(43,064)
Proceeds from issuance of debt	-	-	149,841
Repayments of debt	(2,427)	(3,256)	(11,767)
Proceeds from the sale of stock	284,584	414,000	5,468,138

Net cash provided by financing activities	282,157	410,744	5,685,012

Net (decrease) in cash	(7,381)	(516)	(2,427)

Cash, beginning of period	4,954	14,157	-

Cash (Cash overdraft), end of period	$(2,427)	$13,641	$(2,427)

Supplemental Information:
Interest paid	$6,417	$6,148	$24,465
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$-	$12,259	$12,243
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$-	$20,405	$353,539
Stock issued as reduction of contingent liability	$-	$-	$50,000
Stock issued as reduction of related party loans	$-	$-	$26,800
Stock issued as reduction of short-term note payable	$-	$-	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2013, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 audited financial statements.  The results of operations for the period ended January 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the nine months ended January 31, 2013.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2012 and filed with the Securities Exchange Commission on July 30, 2012.

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

During the three months ended January 31, 2013, we issued a total of 6,340,952 shares; 2,340,952 shares were issued for services valued at $49,000 to vendors; and 4,000,000 shares were issued for cash to investors in private placement at $0.015 per share for receipt of cash totaling $60,000.

During the period ended January 31, 2013, the Board of Directors authorized options to be issued to its officers and directors but as of the date of this filing, the options have not been issued. The exercise price of the options shall be set at the close price on the date of issuance of the options.  The options will vest ratably over 3 years with 25% of the options vested immediately and 25% on each annual anniversary therefeafter till all options are fully vested. Expiration date of the option award will be determined at the date of issuance of the options. Option awards will terminate under certain circumstances such as: termination for cause; within 12 months of the date of death of the optionee; 90 days after separation of service from the company; or 30 days after separation of service from the company if directly related to investor relations services provided to the company.

NOTE 4 – SUBSEQUENT EVENTS

The Company received $127,683 since January 31, 2013 through the date of filing from 7 investors in private placements under Rule 144 for 8,512,200 units consisting of one share and one share purchase warrant exercisable at $0.03 for one year. The Advance Minimum Royalty Payment due April 1, 2013 was made prior to the date of this report.

In April 2012, the Company agreed to an Addendedum to the mineral rights lease with Independence Gold-Silver Mines, Inc. As part of the agreement, the advance minimum royalty payment amount greater than $35,000 was deferred until April 2014. Additionally, the due dates for such advance minimum royalty payments was changed to be twice annually on April 1st and October 1st of each year. The Company has made the $35,000 April 2013  advance minimum royalty payment prior to the date of this report.

NOTE 5 – RELATED PARTY

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support, clerical and administrative support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $30,657 and $13,225 relating to services provided as at January 31, 2013 and April 30, 2012, respectively. In the nine months ended January 31, 2013, Forbush and Associates charged $21,432 for consulting services rendered in relation to preparation of the 10-K for the period ended April 30, 2012, preparation of the 10-Qs for the periods ended July 31, 2012 and October 31, 2012, and various clerical support. In the nine months ended January 31, 2012, Forbush and Associates charged $289 for reimbursable expenses included in General and administrative expenses and $28,745 for services rendered.

Dyer Engineering Consultants, an entity controlled by one of our Board members, provides mine permitting, engineering and leach pad design services at the Independence project. As of January 31, 2013 and April 30, 2012, Dyer Engineering Consultants is owed $38,873 and $44,281 for services rendered respectively.

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

We have presently received a draft definitive agreement from Open Gold Corp that would result in approximately $2.350 million of funding to be used to advance the development of the Independence Project toward production.  General Metals Corporation would receive a 64% post-funding interest in Open Gold Corp in exchange for transferring its interest in the Independence Gold and Silver mine to Open Gold Corp. We believe this funding will allow us to conduct an aggressive program to move the Independence Project toward production.

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

The Independence Project is wholly owned by our company through our subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold-Silver Mines of Seattle, Washington. Under the terms of the agreement we were required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials. This expenditure requirement was fulfilled prior to the year ended April 30, 2008, as we expended approximately $760,000 through that date.  During the year ended April, 30, 2012, we spent approximately $143,607 on exploration and development including the initiation of the permitting process and $3,017,449 inception to April 30, 2012. Through the nine months ended January 31, 2013, we spent an additional $80,321 in drilling and permitting of the Independence Project.

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

We have the option to reduce the production royalty due to Independence Gold-Silver Mines, Inc. from 5% (at current price) to 1.875% for a $3.0 million total payment inclusive of the advance minimum royalty payments made within 10 years of the date the lease commenced provided all obligations have been met.

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

Core and reverse circulation drilling to date indicate three distinct deposit types are present at the Independence property, (1 a deeper high grade, gold rich skarn hosted system), (2) a shallow near surface epithermal system and (3) a possible intrusive hosted stock work, gold-copper porphyry system.

The first deposit type is referred to as the Independence Deep Mineralization and the second deposit type is referred to as the Independence Shallow Mineralization Historic mining operations have generated in excess of 70,000 tons of waste dumps, mill tailings, and other waste rock products on the property. Samples of this material contain gold and silver values which suggest potential to recover gold and silver values.

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

Copper-Gold Porphyry System

The Independence Stock and a large related north dipping sill represent a potential significant gold-copper porphyry target.  Historic drill hole results in Battle Mountain Gold drill hole number BMG 3975 returned 90 feet with an average grade of 0.016 opt Au.  Exposures in the adjacent Sunshine Pit, mined by Battle Mountain Gold Corp. in 1996 confirm the presence of gold-copper porphyry style mineralization associated with strong potassic alteration in and along the northern margin of the Independence Stock.

Additional Deep Mineralization

Additional non-skarn hosted mineralization may exist as high angle “feeder structures” between the Independence Shallow mineralization and the Independence Deep Skarn, and below the Independence Skarn as evidenced in Great Basin Gold’s drill hole WI-001 which assayed 2.16 opt Au over the 5.2 foot interval from 3297.5 to3308.1 feet in non-skarn altered authocthonous rocks of the Roberts Mountains Thrust consisting of the Cambrian Age Harmony Formation.

Mineral Ownership

The Independence Project claims are 100% controlled by our Company.

Accomplishments

During the quarter ended January 31, 2013, our Company announced that it had entered into a Letter of Intent with Open Gold Corp (TSX/V: OPG), a Canadian junior mining company listed on the TSX Venture Exchange, to raise $2.350 million in new capital to advance the development at the Independence (the “Open Gold Transaction”) The transaction is subject to completion of due diligence by both General Metals and Open Gold and the execution of a definitive agreement between the two companies. Under the terms of the proposed transaction, Open Gold will issue shares of its common stock to General Metals so that General Metals and its shareholders will own 64% of Open Gold's issued and outstanding shares including the shares issued to raise the capital. After the close of the transaction, the shares will be distributed to the General Metal's shareholders of record after all regulatory requirements and registrations are completed. In exchange, General Metals will transfer its interest in the Independence Gold and Silver Mine to Open Gold.  As of the date of this filing, the Company has received a draft of the definitive agreement and is reviewing the agreement with our legal counsel and Open Gold Corp to finalize the details of the definitive agreement.

Following the close of the transaction, the new board of Open Gold will consist of two Directors appointed by General Metals, two Directors appointed by Open Gold and a fifth independent director who is acceptable to both companies. The transaction will close once all of the conditions of the definitive agreement have been met. The most critical of these is that the $2.350 million dollar financing is closed and the money is in escrow.

Also during the quarter ended January 31, 2013, the Company launched a new website and investor relations strategy previously agreed to with Morse and Associates of St. George, Utah.  The enhanced website can be viewed at nevada-goldmine.com.

Plan of Operations – Permitting and Development Program

Over the next three months the Company’s primary focus will be on completing the Open Gold Transaction described above. This will result in, among other things, the injection of new capital into the Independence Project. The two Directors from the Company, who we anticipate ,  joining the board of directors of Open Gold following the close of the transaction, will be in a position to oversee the use of the new funding at the Project. The Company anticipates that most of the work program we have described in previous reports will be carried at the Project including additional drilling, assaying, mine planning and permitting all with the overall objective of putting the Independence into production a s soon as possible.

We anticipate the initial mining effort will focus on the Hill Zone and  that will involve completing all necessary work to be able to finalize permits to allow  the work to begin there.  Additional drilling and assaying is being planned to further delineate the Hill Zone mineralization as well as expanding mineralization to the north and east

Liquidity and Capital Requirements

We anticipate that, subject to the completion of the Open Gold Transaction, to proceed with our  business activities we will require additional funds of approximately $2.0 million over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through convertible loans or through other types debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our business as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Capital Expenditures

Our forecast for future capital expenditures investments are dependent upon our ability to raise sufficient capital to meet our business  needs.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $400,000 during the twelve-month period ending January 31, 2013 on general and administrative and investor relations expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Exploration and Development

The exploration and development program including any new property development will be dependent on our ability to raise additional capital for those purposes. In the absence of such new funding we will be unable to carry out any new exploration or project acquisition activities.

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

Employees

We expect to add one employee over the next 12 month period. We do and will continue to outsource services as needed.  As at January 31, 2013, our only employee was our President, CEO, and CFO.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2012 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Results of Operations – Three Months Ended January 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended January 31, 2013 which are included herein.

Our operating results for the three months ended January 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended January 31,
	2013		2012		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$179,269		$180,532		$1,263
Net (loss)		$(176,645)		$(182,542)		$5,897

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The decrease in net loss from the period ended January 31, 2012 to January 31, 2013 relates primarily to the fact that we received $4,300 in rent payments for use of part of the property for storage of contract mining equipment.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence Project.

Operating Expenses

Our operating expenses for the three months ended January 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended January 31,
	2013	2012	Change
Depreciation and amortization	$1,165	$1,338	$173
General and administrative	$11,609	$20,496	$8,887
Management and consulting	$114,235	$139,688	$25,453
Exploration and development	$24,767	$(948)	$(25,715)
Professional fees	$27,493	$19,958	$(7,535)

The increase in operating expenses for the nine months ended January 31, 2013, compared to the same period in fiscal 2012, was mainly due to an increase in management and consulting of $60,132 which related to $105,600 of stock grants issued to our officer and the Board of Directors offset by a decrease in certain consulting contracts in fiscal year 2013.   Exploration costs increased by $9,193 from the nine months ended January 31, 2012 compared to the nine months ended January 31, 2013 for work completed to advance the independent technical report.  Professional fees were relatively stable in the comparative periods with an increase in the current year due to costs associated with the due diligence in relation to the proposed transaction with Open Gold Corp.

Results of Operations – Nine Months Ended January 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements nine months ended January 31, 2013 which are included herein.

Our operating results for the nine months ended January 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended January 31,
	2013		2012		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$692,645		$642,666		$(49,979)
Net (loss)		$(694,662)		$(648,814)		$(45,848)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The increase in net loss from the period ended January 31, 2012 to January 31, 2013 relates primarily to the stock grants issued to our officers and Board of Directors and fees paid to investor relation consultants and fundraising expenses.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence Project.

Operating Expenses

Our operating expenses for the nine months ended January 31, 2013 and 2012 are outlined in the table below:
	Nine Months Ended January 31,
	2013	2012	Change
Depreciation and amortization	$3,783	$4,013	$230
General and administrative	$41,295	$66,402	$25,107
Management and consulting	$470,425	$410,293	$(60,132)
Exploration and development	$80,321	$71,128	$(9,193)
Professional fees	$96,821	$90,830	$(5,991)

The increase in operating expenses for the nine months ended January 31, 2013, compared to the same period in fiscal 2012, was mainly due to an increase in management and consulting of $60,132 which related to $105,600 of stock grants issued to our officer and the Board of Directors offset by a decrease in certain consulting contracts in fiscal year 2013.   Exploration costs increased by $9,193 from the nine months ended January 31, 2012 compared to the nine months ended January 31, 2013 for work completed to advance the independent technical report.  Professional fees were relatively stable in the comparative periods with an increase in the current year due to costs associated with the due diligence in relation to the proposed transaction with Open Gold Corp.

We have focused our energy during this quarter on securing financing and energizing the permitting process with all charges being classified as development bringing the project ever closer to production.   We anticipate that the management and consulting costs will decrease in the future as we have entered into a letter of intent with Open Gold Corporation to secure financing to further the Company’s objectives at the Independent Project.

Liquidity and Financial Condition

Working Capital
	January 31, 2013	April 30, 2012	Change
Current assets	$11,588	$21,475	$(9,887)
Current liabilities	$735,369	$724,581	$10,788
Working Capital	$(723,781)	$(723,106)	$675

Cashflow
	Nine Months Ended January 31
	2013	2012	Change
Net cash used in operating activities	$(289,538)	$(411,260)	$121,722
Net cash provided/(used) in investing activities	$-	$-	$-
Net cash provided/(used) by financing activities	$282,157	$410,744	$(128,587)
Net increase/(decrease) in cash during period	$(7,381)	$(516)	$(6,865)

Our total assets at January 31, 2013 were $730,322. Our financial statements report a net loss of $694,662 for the nine months ended January 31, 2013 and a net loss of $11,979,803 for the period from March 15, 2006 (date of inception) to January 31, 2013. We had a cash overdraft balance of $2,427 as of January 31, 2013.

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

As of January31, 2013, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our principal executive officer) and our Chief Financial Officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report

ITEM 1A.  RISK FACTORS

We have had no material changes in our risk factors as disclosed in our Form 10-K for the year ended April 30, 2012 filed on July 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides additional information for certain stock transactions that occurred during the nine months ended January 31, 2013.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2012 and filed with the Securities Exchange Commission on July 30, 2012.

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

During the three months ended January 31, 2013, we issued a total of 6,340,952 shares;  2,340,952 shares were issued for services valued at $49,000 to vendors; and 4,000,000 shares were issued for cash to investors in private placement at $0.015 per share for receipt of cash totaling $60,000.

The Company received $127,683 since January 31, 2013 through the date of filing from 7 investors in private placements under Rule 144 for 8,512,200 units consisting of one share and one share purchase warrant exercisable at $0.03 for one year.

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

ITEM 5.  OTHER INFORMATION

During the quarter ended January 31, 2013, the Board of Directors approved two changes to the bylaws of the Corporation.

Article 3, paragraph 2, of the bylaws was changed to decrease the maximum number of directors from eight to seven and now reads as follows:

Number, Method of Election, Terms of Office of Directors: The number of directors which shall constitute the Board of Directors shall be a minimum of 1 (one) and a maximum of 7 (seven) unless and until otherwise determined by a vote of a majority of the entire Board of Directors. Within the limits above specified, the number of directors shall be determined from time to time by resolution of the Board of Directors or by the stockholders at the annual meeting. Each Director shall hold office until the next annual meeting of stockholders and until his successor is elected and qualified, provided, however, that a director may resign at any time. Directors need not be stockholders.

Article 3 paragraph 3 subparagraph b of the bylaws was changed to increase from a simple majority to a 2/3 majority vote requirement of the directors then in office to fill a vacancy on the board.  Article 3.3(b) now reads:

Any vacancy or newly created directorship resulting from any increase in the authorized number of directors may be filled by a two-thirds majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced.

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

GENERAL METALS CORPORATION
(Registrant)

Dated: March 18, 2013	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)