Form 10-K
period 2013-04-30
GENERAL METALS CORP
filed 2013-08-13
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	April 30, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☒ No ☐

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2012 was $7,464,070 based on a $0.0214 closing price for the Common Stock on October 31, 2012. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
348,796,328 shares of common stock issued & outstanding as of July 25, 2013

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

The term of the lease is for a period of 20 years commencing October 1, 2005. There is a production royalty payable for the sale of all gold, silver or platinum based upon the average daily price of gold on the London Metal Exchange. With the current market price for gold, the royalty rate payable is 5%. There is also a production royalty of 3% payable on the sale of all substances other than gold, silver and platinum. In addition, any future production is subject to a 1% net smelter royalty obligation payable to Gold Range, LLC.  The advance minimum royalty payment are $65,000 each April 1st and October 1st through April 1, 2014.

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

Independence Shallow Target

Promising shallow and near surface mineralization has been identified. The Shallow Target contains an oxide target hosted entirely in the Pumpernickel Formation. To date over 130 drill holes and roughly eight (8) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface/ shallow resources has been the lack of drilling information.  In addition, review of the work done by those which held interests in the property previously has identified  a total of 8 shallow near surface mineralized targets on the property with 4 of those being north of the Canyon Fault and 3 others where no mining has been performed and minimal geologic sampling and drilling work completed.  To date, we have spent over $3.1 million drilling, sampling and evaluating these targets.  A report on the detailed review of these targets and the results of the exploration and development program follows in Item 7 Management's Discussion and Analysis or Plan of Operation.

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

Item 4.     Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended April 30, 2013.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)

Quarter Ended	High	Low
April 30, 2013	$0.0155	$0.0120
January 31, 2013	$0.0200	$0.0180
October 31, 2012	$0.0214	$0.0190
July 31, 2012	$0.0200	$0.0120
April 30, 2012	$0.0200	$0.0175
January 31, 2012	$0.0280	$0.0230
October 31, 2011	$0.0210	$0.0160
July 31, 2011	$0.0260	$0.0260

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares of common stock are issued in registered form.  The registrar and transfer agent for our shares of common stock is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, NV 89501 (Telephone: 1-775-322 0626; Facsimile: 1-775-322 5623). On July 25, 2013, the list of stockholders for our shares of common stock showed 350 registered stockholders and 348,796,328 shares of common stock outstanding.

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

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards, vested options, or stock awards outstanding as of April 30, 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2013.

Recent Sales of Unregistered Securities

The table below summarized the issuance of shares during the year ended April 30, 2013

Description	# of shares
Common Stock Issued for services at $0.0149	800,000
Common Stock Issued for Cash at $0.015 in Private Placement	28,454,494
Common Stock Issued for Cash at $0.0175 in Private Placement	25,714
Common Stock Issued for services at $0.0195	1,381,414
Common Stock Issued for services at $0.027	130,000
Common Stock Issued for services at $0.0206	1,307,557
Common Stock Issued for services at $0.02	3,025,000
Common Stock Issued for services at $0.022	1,590,952
Common Stock Issued for services at $0.024	2,000,000
Common Stock Issued for services at $0.0213	1,911,783
Common Stock Issued for services at $0.019	384,925
Common Stock Issued for services at $0.0169	1,420,904
Common Stock Issued for services at $0.0132	8,000,000
Common Stock Issued for services at $0.025	969,364
Common Stock Issued for services at $0.021	2,141,284
Common Stock Issued for services at $0.016	1,057,705
Total	54,601,096

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2013 and April 30, 2012 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

 Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Successes and Accomplishments Fiscal Year 2013

During fiscal year 2013, we

●

identified and reviewed several funding options and proposals including discussions with a number of different companies investment banks about transactions to provide the funds to bring the Independence Project to the brink of production.

●	negotiated and agreed to a Letter of Intent with Open Gold Corp. on a transaction to bring $2.0 million in funding to advance the Independence Project. See Form 8-K filed February 1, 2013

●

completed the definitive agreement with Open Gold Corp. envisioned in the LOI identified above. See Form 8-K filed May 23, 2013. On August 12, 2013, the closing date per the agreement, we agreed to negotiate an extension to the agreement.

●	completed a small extractive metallurgical study to determine a method to increase the recovery of silver from the ore.

●	received $427,429 in funding during the year from private placements of our stock. Since year end we have obtained an additional $57,250 in funding and funding commitments.

●

reviewed a draft Preliminary Economic Assessment for the Independence Project (PEA) which evaluates the current economic parameters of the property within a plus or minus 50% variability determining that additional data needed to be acquired before the PEA could be properly completed.

●

resubmitted the updated Technical report in the Canadian National Instrument 43-101 format from the qualified person to the Toronto Ventures Exchange (TSX-V) responding to a second letter of requested clarifications from TSX-V.  Approval has been delayed because the Company did not file the listing application due to the discussions described above.

Plan of Operation

Fiscal Year 2014 –Permitting and Development Program

During fiscal year 2014, the Company is aggressively pursuing funding of $3.0 million or more to progress the Independence project to the brink of production.  Recently, we updated the Independent Technical Report in the Canadian National Instrument 43-101 format including answers to the review points previously received to Canadian authorities for submission and approval as part of the Open Gold Transaction.  This report does not meet SEC Industry Guide 7 guidelines but will provide information in a familiar format for our Canadian and European investors.

Dyer Engineering of Reno, Nevada continues the permitting process necessary to place the Independence Mine into commercial production.  Assuming adequate funding can be obtained, the process will take from 8 to 16 months from submission of our Plan of Operations to the BLM depending on whether the BLM determines whether an Environmental Assessment or an Environmental Impact Statement is required.

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

 The following budget outline is anticipated to be necessary to move the Independence Project forward to the brink of production in the coming twelve months by either the Company or Open Gold when the transaction closes.

Direct exploration and development costs
Geotechnical Core Assays	$48,000
Deep Core Relog, Sample and Assay	273,000
Preliminary Pit Infill Drilling Program	425,000
Sunshine Drill Program	1,052,000
BLM Plan of Operations Review and Permitting	100,000
Mining, Metallurgical and Process Engineering and Design	150,000
State and County Permits	45,000
Water Well	35,000
Update Independent Technical Report	100,000
Land Payments	192,000
Complete check assays of the 2009-2010 Drill Program	10,000
Contingency	70,000

Total direct exploration and development costs	$2,500,000

Indirect costs
Office rent and other operating expenses	20,000
Wages and salaries and payroll related expenses	140,000
Insurance expenses	40,000
Investor Awareness Consultants	100,000
Other general and administrative expenses	150,000
Legal expenses	50,000

Total indirect costs	500,000

Total budget for the next twelve months	$3,000,000

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

We require additional funds of approximately $3 million to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2014.

General and Administrative Expenses

We expect to spend approximately $500,000 during the twelve-month period ending April 30, 2014 on general and administrative expenses including legal and auditing fees, rent, office equipment, investor awareness and other administrative related expenses.

Exploration and Development

We expect to spend approximately $2,500,000 on exploration and development, including engineering and permitting over the twelve months ending April 30, 2014, assuming we are successful in our capital raising efforts.  Refer to our budget of direct exploration and development activities in the table above.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.  As at April 30, 2013, our only employees were our directors and officers.

Results of Operations for the Years Ended April 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2013 and 2012.

Our operating results for the years ended April 30, 2013 and 2012 are summarized as follows:

	Year Ended April 30
	2013	2012
Revenue	Nil	Nil
Operating Expenses	$888,687	$798,194
Net Loss	$867,038	$803,608

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended April 30, 2013 and April 30, 2012 are outlined in the table below:

	Year Ended April 30
	2013	2012
Depreciation and amortization	$4,948	$5,350
General and administrative	$54,680	$78,679
Management and consulting	$556,692	$473,096
Exploration and development	$152,256	$143,607
Professional fees	$120,111	$97,462

The expenditures on the Independence project during the year were $8,649 more than the prior year as identified in the exploration and development category. The increased costs were due to an contractual increase in the semi annual advanced minimum royalty payments.  We increased our business development efforts as well as our investor awareness campaigns causing the significant increase of $83,596 in the management and consulting costs of the Company in the current year.  We anticipate that the management and consulting costs should reduce in future years as many of the contracted efforts undertaken were unfruitful in development of significant funding opportunities for the Company.  Cost increases were incurred in fiscal year 2013 in Professional fees as the result of a increased legal and accounting work in relation to the Open Gold definitive agreement.

Liquidity and Financial Condition

Our total current assets at April 30, 2013 were $18,272 and our total current liabilities were $684,355 and we had a working capital deficit of $666,083 as compared to $703,106 as of April 30, 2012. Our financial statements report a net loss of $867,038 for the year ended April 30, 2013, and a net loss of $12,152,179 for the period from March 15, 2006 (date of inception) to April 30, 2013. We had cash in the amount of $4,717 as of April 30, 2013.

The Company received $57,250 in funding and funding commitments from private placements since April 30, 2013 and $6,150 in short-term note payable from its officers and/or directors.

Cash Flows
	Year Ended April 30
	2013	2012
Net Cash (Used) by Operating Activities	$(424,490)	$(446,031)
Net Cash Provided/(Used) by Investing Activities	––	––
Net Cash Provided by Financing Activities	$424,253	$436,828
Decrease In Cash During The Period	$(237)	$(9,203)

Our cash balance will increase or remain constant based on the success of our fund raising activities. At present our operations only consume cash getting the project into production as quickly as funding and regulatory authorities will allow. The cash used in operating activities decreased $21,541 from 2012 to 2013 due to the decreased production and drilling activities occurring on the property.  Additionally, we had less employees and consulting contracts in place during 2013 and significant amounts of contracted services were paid by common stock of the Company.

During 2013 and 2012, we had no cash use by or provided by investing activities.

Cash provided by financing activities decreased by $12,575 primarily from the decreased price per share received from shares placed in private placement due to the trading price of our stock.

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

Stock Issued For Services

The Company on occasion issues equity and equity linked instruments to non-employees in lieu of cash for the receipt of goods and services..   The applicable GAAP establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In these transactions, we issue unregistered and restricted equity instruments along with equity-linked instruments (warrants) that are convertible into unregistered and restricted shares of our common stock.

While we have shares of freely-traded stock with a quoted market price (a Level 1 input within the GAAP hierarchy), the fair value of the unregistered and restricted shares by the Company as valued by the quoted market price does not reflect the economic substance of the transactions, correspondingly, the quoted market price is not the most reliably measurable fair value.   We made this determination based upon the review of  the liquidity restrictions in our stock based upon average trading volume and the circumstances surrounding the issuance of private placements to accredited investors for cash in which each placement consists of one unit. Each unit is defined as one common share and one common share purchase warrant and the unit price is readily ascertainable.

In situations in which we issue unregistered restricted common shares and equity-linked instruments in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, we recognize the fair value of the unregistered restricted equity instruments based on the value of similar instruments issued in private placements in exchange for cash in the most recent transactions (a Level 2 input within the GAAP hierarchy) based upon the contractual date of the agreement.   We have determined this methodology reflects the risk adjusted fair value of our unregistered restricted equity instruments using a commercially reasonable valuation technique.

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

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated August 13, 2013.

Consolidated Balance Sheets as at April 30, 2013 and 2012.

Consolidated Statements of Operations for the year ended April 30, 2013 and for the year ended April 30, 2012 and since inception.

Consolidated Statements of Changes in Stockholders' Equity for the year ended April 30, 2013 and for the year ended April 30, 2012 and since inception.

Consolidated Statements of Cash Flows for the year ended April 30, 2013 and for the year ended April 30, 2012 and since inception.

Notes to the Financial Statements.

INGENIUM
simplifying complexity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of General Metals Corporation

We have audited the accompanying consolidated balance sheets of General Metals Corporation (an exploration stage company) as of April 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 30, 2013 and 2012 and from inception on March 15, 2006 to April 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Metals Corporation as of April 30, 2013 and 2012, and the results of its consolidated operations and its cash flows for each of the years then ended and from inception on March 15, 2006 to April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying consolidated financial statements, the Company has incurred losses, has not generated any revenue, and has negative operating cash flows since inception of the exploration activities. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 1. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.

/s:/ Ingenium Accounting Associates
Reno, NV
August 13, 2013

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Balance Sheets

	April 30 2013	April 30 2012
ASSETS

Current assets
Cash and cash equivalents	4,717	$4,954
Prepaid expenses	13,555	16,521

Total current assets	18,272	21,475

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	647	5,595
Other assets	35,238	35,238

Total other assets	717,568	722,516

Total assets	$735,840	$743,991

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$472,331	$551,231
Notes payable, current portion	5,421	3,898
Accrued liabilities	148,417	111,946
Accounts payable to related parties	58,186	57,506

Total current liabilities	684,355	724,581

Long-term liabilities
Notes payable, net of current portion	29,105	33,804

Total long-term liabilities	29,105	33,804

Total liabilities	713,460	758,385

Commitments and Contingencies

Stockholders' equity/(deficit)
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	-	-

Common stock, authorized 500,000,000 shares, par value $0.001, issued and outstanding on April 30, 2013 and April 30, 2012 is 348,796,328 and 294,195,232 respectively	348,796	294,194

Additional paid-in capital	11,825,763	10,976,553
Accumulated deficit during exploration stage	(12,152,179)	(11,285,141)

Total stockholders' equity/(deficit)	22,380	(14,394)

Total liabilities and stockholders' equity/(deficit)	$735,840	$743,991

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Operations

			March 15, 2006
			(Inception)
	Year ended April 30,		to April 30,
	2013	2012	2013
Revenue	$-	$-	$-

Operating expenses
Depreciation and amortization	4,948	5,350	40,218
General and administrative	54,680	78,679	1,527,722
Management and consulting	556,692	473,096	6,453,212
Exploration and development	152,256	143,607	3,169,705
Professional fees	120,111	97,462	881,466

Total expenses	888,687	798,194	12,072,323

(Loss) from operations	(888,687)	(798,194)	(12,072,323)

Other income (expenses)
Interest expense	(8,153)	(7,914)	(45,874)
Other income	29,802	2,500	47,002
Gain on sale of mineral properties	-	-	1,249,072
Realized gain/(loss) on sale of investments	-	-	(112,204)
Other than temporary impairment of investments	-	-	(1,224,302)
Gain/(loss) on foreign currency exchange	-	-	6,450

(Loss) before income taxes	(867,038)	(803,608)	(12,152,179)

Provision for income taxes	-	-	-

Net (loss)	$(867,038)	$(803,608)	$(12,152,179)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	322,377,724	283,183,187

The accompanying notes are an integral part of these statements

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Equity

Inception March 15, 2006 to April 30, 2013

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other	Total
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Balance, April 30, 2005	34,489,840	$34,489	$447,388	$(127,500)	$(208,251)	-	$146,126

Cash Received for Subscriptions Receivable				127,500			127,500
Common Stock Issued for Cash at $0.25 In Private Placement	48,400	48	4,952				5,000
Common Stock Issued for Cash at $0.125 In Private Placement	29,040	29	2,971				3,000
Common Stock Issued at $0.001 to exercise lease agreement	6,050,000	6,050	529,800				535,850
Common Stock Issued for Cash at $0.125 In Private Placement	3,060,695	3,060	313,128				316,188
Common Stock Issued in Reorganization	9,280,195	9,281	(788,827)		208,251		(571,295)
Common Stock Issued to Convert Debt at 0.0185 as Agreed in February 2005	24,238,000	24,239	589,795				614,034
Common Stock Issued as Incentive	605,000	605	(105)				500
Common Stock Returned and Cancelled	(605,000)	(605)	105				(500)
Common Stock Issued in Exercise of Warrants at $0.25	773,190	773	158,977				159,750
Net (Loss)					(637,068)		(637,068)
Balance, April 30, 2006	77,969,360	77,969	1,258,184	-	(637,068)	-	699,085

Deposit received on Private Placement				76,000			76,000
Common Stock Issued in Exercise of Warrants at $0.25	121,000	121	24,879				25,000
Common Stock Issued for Cash at $0.125 In Private Placement	484,000	484	49,516	(50,000)			-
Common Stock Issued for Service at $0.125 per share	174,240	174	17,826				18,000
Common Stock Issued for Purchase of fixed asset at $0.075	242,000	242	14,758				15,000
Common Stock Issued for Cash at $0.075	180,945	180	11,036				11,216
Common Stock Issued for Services at $0.075 per share	363,000	363	22,137				22,500
Common Stock Issued to Convert Debt $0.075 per share	564,666	564	34,436				35,000
Common Stock Issued for Cash at $0.075 In Private Placement	4,147,069	4,147	252,903	(163,800)			93,250
Common Stock Issued for Cash at $0.075 For Exploration Rights	1,210,000	1,210	249,718				250,928
Common Stock Issued for Cash at $0.075 For Employee Incentive	302,500	303	18,448				18,751
Common Stock Issued for Cash at $0.125 In Private Placement	2,565,200	2,565	262,435				265,000
Common Stock Issued for Cash at $0.125 In Private Placement	399,784	399	40,901	(41,300)			-
Cash Received for Subscriptions Receivable				137,800			137,800
Stock-based compensation expense			1,447,734				1,447,734
Net (Loss)					(2,087,666)		(2,087,666)
Balance, April 30, 2007	88,723,764	88,721	3,704,911	(41,300)	(2,724,734)	-	1,027,598

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other	Total
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Common Stock issued to convert Debt at $0.075 per share	564,666	564	34,436				35,000
Common Stock Issued for Cash at $0.125 In Private Placement	733,744	734	75,066				75,800
Common Stock Issued in Exercise of Share Purchase Warrants at $0.075	2,773,077	2,774	156,991				159,765
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	719,950	721	118,280				119,001
Common Stock Issued in Exercise of Share Purchase Warrants at $0.125	48,400	48	4,952				5,000
Common Stock Issued for purchase of asset at $0.125	145,200	145	14,855				15,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.20	237,600	238	42,962				43,200
Common Stock Issued for Cash at $0.125 In Private Placement	57,717	58	6,501				6,559
Cash Received for Subscriptions Receivable				50,300			50,300
Common Stock Issued for Cash at $0.20 In Private Placement	2,753,300	2,753	484,247	(160,000)			327,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.07	806,667	806	49,194				50,000
Common Stock Issued for Cash at $0.15 In Private Placement	990,000	990	134,010	(35,000)			100,000
Cash Received for Subscriptions Receivable				151,000			151,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.068	161,334	162	9,838				10,000
Common Stock Issued in Exercise of Share Purchase Warrants at $0.10	121,000	121	7,379				7,500
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	193,600	194	19,806				20,000
Common Stock Issued for services to the advisory board at $0.15	2,200,000	2,200	297,800				300,000
Common Stock Issued for Cash at $0.15 In Private Placement	110,000	110	14,890				15,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.075	95,334	96	8,904	(9,000)			-
Common Stock Issued in Exercise of Share Purchase warrants at $0.114	2,420	2	248				250
Common Stock Issued for Cash at $0.20 In Private Placement	649,000	649	58,351				59,000
Common Shares issued for Cash at $0.15 In Private Placement	48,729	48	6,597				6,645
Common Stock Issued in Exercise of Share Purchase warrants at $0.068	160,930	162	9,838				10,000
Common Stock Issued for services at $0.125	110,000	110	12,390				12,500
Common Stock Issued for Cash at $0.20 In Private Placement	110,000	110	9,890				10,000
Common Stock Issued for Cash at $0.05 In Private Placement	440,000	440	19,560				20,000
Common Stock Issued in Exercise of Share Purchase warrants at $0.05	302,500	303	13,448				13,751
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	32,353	33	2,467				2,500
Cash Received for Subscriptions Receivable				38,500			38,500
Stock-based compensation expense			139,333				139,333
Net (Loss)					(1,982,382)		(1,982,382)
Balance, April 30, 2008	103,291,285	103,292	5,457,144	(5,500)	(4,707,116)	-	847,820

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other	Total
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Common Stock Issued for Cash at $0.14 In Private Placement	7,700,000	7,700	92,300	(95,000)			5,000
Common Stock Issued for Cash at $0.15 In Private Placement	2,200,000	2,200	27,800	(14,387)			15,613
Common Stock Issued for Cash at $0.18 In Private Placement	1,100,000	1,100	16,400				17,500
Common Stock Issued for Cash at $0.2 In Private Placement	9,240,000	9,240	158,760	(15,000)			153,000
Common Stock Issued for Cash at $0.25 In Private Placement	2,752,200	2,752	59,748	(1,000)			61,500
Common Stock Issued for Cash at $0.05 In Private Placement	9,101,400	9,101	379,499	(34,000)			354,600
Common Stock Issued for Cash at $0.075 In Private Placement	957,000	957	64,193				65,150
Common Stock Issued for Cash at $0.10 In Private Placement	165,000	165	14,835				15,000
Common Stock Issued for Cash at $0.15 In Private Placement	457,600	458	30,742				31,200
Common Stock Issued in Exercise of Share Purchase warrants at $0.085	37,323	37	2,838	(625)			2,250
Common Stock Issued for services at $0.017	825,000	825	12,175				13,000
Common Stock Issued for services at $0.02	3,850,000	3,850	66,150				70,000
Common Stock Issued for services at $0.021	4,675,000	4,675	84,575				89,250
Common Stock Issued for services at $0.024	2,750,000	2,750	57,250				60,000
Common Stock Issued for services at $0.025	1,100,000	1,100	23,900				25,000
Common Stock Issued for services at $0.029	639,536	640	20,268				20,908
Common Stock Issued for services at $0.03	11,000,000	11,000	289,000				300,000
Common Stock Issued for services at $0.036	12,100,000	12,100	383,900				396,000
Common Stock Issued for services at $0.05	3,410,000	3,410	151,590				155,000
Common Stock Issued for services at $0.075	921,800	922	61,828				62,750
Common Stock Issued for services at $0.08	4,561,700	4,562	327,198				331,760
Common Stock Issued for services at $0.086	2,200,000	2,200	169,800				172,000
Common Stock Issued for services at $0.10	165,000	165	14,835				15,000
Cancellation of Issued Common Stock due to non-payment on receivable	(198,000)	(198)	(8,802)	9,000			-
Cash Received for Subscriptions Receivable				5,500			5,500
Unrealized Gain/(Loss) on Available-for-sale						25,000
Securities (net of tax)	-
Net (Loss)					(1,476,327)
Total comprehensive income (loss)							(1,451,327)
Balance, April 30, 2009	185,001,844	185,003	7,957,926	(151,012)	(6,183,443)	25,000	1,833,474

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other	Total
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Common Stock Issued for Cash at $0.015 In Private Placement	19,317,832	19,318	244,107	(16,250)			247,175
Common Stock Issued for Cash at $0.02 In Private Placement	1,765,500	1,766	30,335	(1,700)			30,401
Common Stock Issued for Cash at $0.022 In Private Placement	3,355,000	3,355	64,405	-			67,760
Common Stock Issued for Cash at $0.025 In Private Placement	770,000	770	16,730	-			17,500
Common Stock Issued for Cash at $0.033 In Private Placement	330,000	330	9,670	-			10,000
Common Stock Issued for Cash at $0.035 In Private Placement	264,000	264	8,136	-			8,400
Common Stock Issued for Cash at $0.04 In Private Placement	1,237,500	1,238	43,763	(12,900)			32,100
Common Stock Issued for Cash at $0.045 In Private Placement	7,752,141	7,750	309,392	(30,422)			286,720
Common Stock Issued for Cash at $0.05 In Private Placement	1,199,000	1,199	53,301				54,500
Common Stock Issued for services at $0.02	1,100,000	1,100	18,900				20,000
Common Stock Issued for services at $0.028	9,240,000	9,240	225,960				235,200
Common Stock Issued for services at $0.032	1,650,000	1,650	46,350				48,000
Common Stock Issued for services at $0.035	13,750	13	426				440
Common Stock Issued for services at $0.047	110,000	110	4,590				4,700
Common Stock Issued for services at $0.050	825,000	825	36,675				37,500
Common Stock Issued for services at $0.065	66,000	66	3,834				3,900
Common Stock Issued for services at $0.083	73,333	73	5,427				5,500
Common Stock Issued for Cash at $0.035 In Private Placement	345,730	346	10,654				11,000
Common Stock Issued for Cash at $0.045 In Private Placement	3,159,640	3,160	126,070	(10,000)			119,230
Common Stock Issued for services at $0.041	2,035,000	2,035	73,815				75,850
Common Stock Issued for services at $0.050	275,000	275	12,225				12,500
Cash Received for Subscriptions Receivable				110,000			110,000
Common Stock Issued for Cash at $0.05 In Private Placement	484,000	484	21,516				22,000
Common Stock Issued for settlement of lawsuit at $0.05	1,100,000	1,100	48,900				50,000
Common Stock Issued for services previously unrendered at $0.048	550,000	550	23,450				24,000
Cancellation of Issued Common Stock due to non-payment on receivable	(1,096,370)	(1,096)	(42,429)	43,525			-
Cash Received for Subscriptions Receivable				24,622			24,622
Common Stock Issued for services at $0.043	330,000	330	12,570				12,900
Cash Received for Subscriptions Receivable				19,137			19,137
Reclassification of losses on Available-for-Sale Securities (net of tax)						(25,000)	(25,000)
Net (Loss)					(3,475,281)
Total comprehensive (loss)							(3,475,281)
Balance, April 30, 2010	241,253,900	241,254	9,366,698	(25,000)	(9,658,724)	-	(75,772)

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other	Total
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Common Stock Issued for services at $0.038	550,000	550	18,450				19,000
Common Stock Issued for Land Lease payments at $0.035	1,650,000	1,650	52,350				54,000
Common Stock issued for Cash at $0.042 in Private Placement	556,547	557	20,693				21,250
Common Stock issued to close previous Private Placement unissued due to insufficient authorized shares at $0.033	3,300,000	3,300	96,700				100,000
Common Stock issued to close previous Private Placement unissued due to insufficient authorized shares at $0.04	412,500	413	14,587				15,000
Common Stock issued for Cash at $0.042 in Private Placement	35,356	35	1,315				1,350
Common Stock issued for Cash at $0.036 in Private Placement	11,495,000	11,495	406,505				418,000
Common Stock issued for Cash at $0.040 in Private Placement	1,375,000	1,375	53,625				55,000
Common Stock issued for Cash at $0.0475 in Private Placement	315,790	316	14,684				15,000
Common Stock Issued for services at $0.038	1,050,000	1,050	57,225				58,275
Common Stock Issued for services at $0.036	385,000	385	15,365				15,750
Common Stock Issued for services at $0.048	500,000	500	23,500				24,000
Common Stock Issued for services at $0.05	660,000	660	35,970				36,630
Common Stock Issued for services at $0.045	484,000	484	24,156				24,640
Common Stock issued for Cash at $0.040 in Private Placement	2,030,890	2,031	84,804				86,835
Common Stock Issued for services at $0.043	1,300,000	1,300	54,600				55,900
Common Stock Issued for services at $0.04	350,000	350	13,650				14,000
Reduction to subscription receivable on outstanding subscription			(5,000)	5,000			-
Cash Received for Subscriptions Receivable				20,000			20,000
Net (Loss)					(822,809)
Total comprehensive income (loss)							(822,809)
Balance, April 30, 2011	267,703,983	267,705	10,349,877	-	(10,481,533)	-	136,049

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other	Total
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Common Stock Issued for services at $0.038	2,000,000	2,000	74,000				76,000
Common Stock issued for Cash at $0.0225 in Private Placement	4,444,444	4,444	95,556				100,000
Common Stock issued for Cash at $0.0225 in Private Placement	1,111,111	1,111	23,889				25,000
Common Stock issued for Cash at $0.0225 in Private Placement	1,111,111	1,111	23,889				25,000
Common Stock issued for Cash at $0.0225 in Private Placement	350,000	350	7,525				7,875
Common Stock issued for Cash at $0.0225 in Private Placement	200,000	200	4,300				4,500
Common Stock issued for Cash at $0.0225 in Private Placement	2,222,222	2,222	47,778				50,000
Common Stock issued for Cash at $0.025 in Private Placement	2,100,000	2,100	50,400				52,500
Common Stock issued for Cash at $0.025 in Private Placement	200,000	200	4,800				5,000
Common Stock issued for Cash at $0.0225 in Private Placement	1,333,333	1,333	28,667				30,000
Common Stock Issued for services at $0.028	107,142	107	2,893				3,000
Common Stock Issued for services at $0.0297	101,129	101	2,899				3,000
Common Stock Issued for services at $0.0284	141,010	141	3,859				4,000
Common Stock Issued for services at $0.02967	202,257	202	5,798				6,000
Common Stock Issued for services at $0.0284	141,010	141	3,859				4,000
Common Stock Issued for services at $0.02967	202,257	202	5,798				6,000
Common Stock Issued for services at $0.0284	141,010	141	3,859				4,000
Common Stock Issued for services at $0.0327	61,247	61	1,939				2,000
Common Stock Issued for services at $0.028	213,500	214	5,764				5,978
Common Stock Issued for services at $0.0265	80,000	80	2,040				2,120
Common Stock Issued for services at $0.0265	770,000	770	19,635				20,405
Common Stock issued for Cash at $0.025 in Private Placement	2,400,000	2,400	57,600				60,000
Common Stock issued for Cash at $0.0225 in Private Placement	2,405,555	2,406	51,719				54,125
Common Stock Issued for services at $0.0210	530,000	530	10,600				11,130
Common Stock Issued for services at $0.0254	709,665	710	17,290				18,000
Common Stock Issued for services at $0.0275	1,000,000	1,000	26,500				27,500
Common Stock Issued for services at $0.0279	80,000	80	2,152				2,232
Common Stock Issued for services at $0.0282	35,468	35	965				1,000
Common Stock Issued for services at $0.0307	130,492	130	3,870				4,000
Common Stock issued for Cash at $0.02 in Private Placement	500,000	500	9,500				10,000
Common Stock issued for Cash at $0.0225 in Private Placement	793,000	793	16,207				17,000
Common Stock issued to reduce related party loans at $0.0175	674,286	674	11,126				11,800
Net (Loss)					(803,608)
Total comprehensive income (loss)							(803,608)
Balance, April 30, 2012	294,195,232	294,194	10,976,553	-	(11,285,141)	-	(14,394)

					(Deficit)
					Accumulated	Accumulated
	Common Stock			Stock	During	Other	Total
	Issued		Paid in	Subscriptions	Exploration	Comprehensive	Equity/
	Shares	Amount	Capital	(Receivable)	Stage	Income/(Loss)	(Deficit)

Common Stock issued for Cash at $0.015 in Private Placement	3,942,295	3,942	55,192				59,134
Common Stock Issued for services at $0.016	1,057,705	1,058	15,760				16,818
Common Stock Issued for services at $0.021	2,141,284	2,141	42,859				45,000
Common Stock Issued for services at $0.022	500,000	500	10,500				11,000
Common Stock Issued for services at $0.025	969,364	970	23,030				24,000
Common Stock issued for Cash at $0.015 in Private Placement	10,999,999	11,000	154,000				165,000
Common Stock issued for Cash at $0.0175 in Private Placement	25,714	26	424				450
Common Stock Issued for services at $0.0132	8,000,000	8,000	97,600				105,600
Common Stock Issued for services at $0.0169	1,420,904	1,421	22,579				24,000
Common Stock Issued for services at $0.019	384,925	385	6,929				7,314
Common Stock Issued for services at $0.02	850,000	850	16,150				17,000
Common Stock Issued for services at $0.0213	1,911,783	1,912	38,809				40,721
Common Stock Issued for services at $0.024	2,000,000	2,000	46,000				48,000
Common Stock issued for Cash at $0.015 in Private Placement	4,000,000	4,000	56,000				60,000
Common Stock Issued for services at $0.022	1,090,952	1,091	22,909				24,000
Common Stock Issued for services at $0.02	1,250,000	1,250	23,750				25,000
Common Stock issued for Cash at $0.015 in Private Placement	9,512,200	9,512	133,333				142,845
Common Stock Issued for services at $0.02	925,000	925	17,575				18,500
Common Stock Issued for services at $0.0206	1,307,557	1,308	25,692				27,000
Common Stock Issued for services at $0.027	130,000	130	3,380				3,510
Common Stock Issued for services at $0.0195	1,381,414	1,381	25,619				27,000
Common Stock Issued for services at $0.0149	800,000	800	11,120				11,920
Net (Loss)					(867,038)
Total comprehensive income (loss)							(867,038)
Balance, April 30, 2013	348,796,328	$348,796	$11,825,763	$-	$(12,152,179)	$-	$22,380

General Metals Corporation and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			March 15, 2006
	Year ended April 30,		(Inception)
			to April 30,
	2013	2012	2013
Operating activities
Net loss	$(867,038)	$(803,608)	$(12,152,179)
Adjustments to reconcile net loss
Stock issued for services	379,532	193,663	3,308,170
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	-	-	112,204
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	4,948	5,350	40,218
Stock-based compensation	105,600	-	1,886,771
Other-than-temporary impairment of investments	-	-	1,224,302
Impairment of long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Change in assets and liabilities
(Increase)/decrease in other current assets	-	-	(22,387)
(Increase)/decrease in prepaid expenses	(5,783)	9,569	(21,889)
Increase/(decrease) in accounts payable	(78,220)	129,706	605,417
Increase/(decrease) in accrued liabilities	36,471	19,289	393,126

Net cash used by operating activities	(424,490)	(446,031)	(5,777,698)

Investment activities
Investments:
Purchases	-	-	(1,357)
Proceeds from sales	-	-	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	-	(2,563)
Deposit on water rights	-	-	(800)
Deposit on reclamation bond	-	-	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	-	(67,742)
Purchase of equipment	-	-	(17,616)

Net cash provided/(used) by investment activities	-	-	(44,693)

Financing activities
Proceeds from loans from related parties	-	-	121,864
Repayments of loans from related parties	-	-	(43,064)
Proceeds from issuance of debt	-	-	149,841
Repayments of debt	(3,176)	(4,172)	(12,516)
Proceeds from the sale of stock	427,429	441,000	5,610,983

Net cash provided by financing activities	424,253	436,828	5,827,108

Net increase / (decrease) in cash	(237)	(9,203)	4,717

Cash, beginning of period	4,954	14,157	-

Cash (Cash overdraft), end of period	$4,717	$4,954	$4,717

Supplemental Information:
Interest paid	$8,153	$7,914	$26,201
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$3,493	$12,243	$3,493
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$-	$20,405	$353,539
Stock issued as reduction of contingent liability	$-	$-	$50,000
Stock issued as reduction of related party loans	$-	$11,800	$26,800
Stock issued as reduction of short-term note payable	$-	$-	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation

and Subsidiaries

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(For the periods ended April 30, 2013 and 2012)

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At April 30, 2013, the Company had an accumulated loss of $12,152,179, a cash balance of $4,717, no revenue, $684,355 in current liabilities and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of April 30, 2013 the Company had no cash equivalents.

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets, which range from three to seven years.

Following is a summary of property and equipment at April 30, 2013 and April 30, 2012:

	Fiscal Year Ended
	April 30, 2013	April 30, 2012
Furniture and Equipment	$8,848	$8,848
Vehicles	23,768	23,768
Less: Accumulated Depreciation	(31,969)	(27,021)
Property and Equipment, Net	$647	$5,595

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

Stock Issued For Services

The Company on occasion issues equity and equity linked instruments to non-employees in lieu of cash for the receipt of goods and services..   The applicable GAAP establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In these transactions, we issue unregistered and restricted equity instruments along with equity-linked instruments (warrants) that are convertible into unregistered and restricted shares of our common stock.

While we have shares of freely-traded stock with a quoted market price (a Level 1 input within the GAAP hierarchy), the fair value of the unregistered and restricted shares by the Company as valued by the quoted market price does not reflect the economic substance of the transactions, correspondingly, the quoted market price is not the most reliably measurable fair value.   We made this determination based upon the review of  the liquidity restrictions in our stock based upon average trading volume and the circumstances surrounding the issuance of private placements to accredited investors for cash in which each placement consists of one unit. Each unit is defined as one common share and one common share purchase warrant and the unit price is readily ascertainable.

In situations in which we issue unregistered restricted common shares and equity-linked instruments in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, we recognize the fair value of the unregistered restricted equity instruments based on the value of similar instruments issued in private placements in exchange for cash in the most recent transactions (a Level 2 input within the GAAP hierarchy) based upon the contractual date of the agreement.   We have determined this methodology reflects the risk adjusted fair value of our unregistered restricted equity instruments using a commercially reasonable valuation technique.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that are expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

NOTE 3. RELATED PARTY TRANSACTIONS

 Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $23,522 and $13,225 relating to hours incurred and reimbursable expenses paid by Forbush and Associates on behalf of the Company at April 30, 2013 and April 30, 2012, respectively which is reflect as accounts payable to related parties. In fiscal year 2013, Forbush and Associates charged $26,912 for services provided in preparation of the form 10-K for the period ended April 30, 2012 and the 10-Qs for the periods ended July 31, 2012, October 31, 2012, and January 31, 2013 and $289 for reimbursable expenses included in General and administrative expenses.

In fiscal year 2012, Forbush and Associates received $289 for reimbursable expenses included in General and administrative expenses; and $33,725 in professional fees included in Management and consulting.

Mr. Forbush also receives wages from the Company in accordance with his employment as an officer of the Company. On May 30, 2012, Mr. Forbush received a 2,000,000 share grant award from the Board of Directors for his services to the Company.  Mr. Forbush is owed $130,000 and $100,000 in unpaid gross wages as of April 30, 2013 and April 30, 2012 respectively which is included in accrued liabilities. In addition, Mr. Forbush incurs certain reimbursable expenses related to travel and other expenses for his position as CEO and President. Mr. Forbush was owed $8,491 and $9,056 for expenses incurred during the years ended April 30, 2013 and 2012, respectively. Reimbursable expenses are recorded as part of the trade accounts payable as of the year ends.

As of April 30, 2013 and April 30, 2012, $0 and $48,744 respectively is due to Larry Bigler, P.K. Rana Medhi, Shane Dyer, and Walter A. “Del” Marting, for reimbursable expenses incurred in their position as members of the Board of Directors and fees related thereto. Any amounts owing are included in trade accounts payable at the end of the respective year.

On December 17, 2010, Dan Dyer was appointed as a member of the Board of Directors and is also a principal in Dyer Engineering Consultants. On June 1, 2011, Dan Dyer resigned as a director. In September 2011, Shane K Dyer, also a principal in Dyer Engineering Consultants, was nominated for election to the Board of Directors and was elected during the Annual Shareholders meeting.   Dyer Engineering Consultants provides mine permitting, engineering and leach pad design services at the Independence project. As of April 30, 2013 and April 30, 2012, Dyer Engineering Consultants is owed $34,663 and $44,281 for services rendered respectively. During fiscal 2013 and 2012, we incurred $1,820 and $9,618 respectively, related to exploration expenses with Dyer Engineering. Any amounts owing Dyer Engineering are included in accounts payable to related parties at the end of the fiscal year.

The interim President, CFO, former and current members of the Board of Directors, and members of the Advisory Board have provided short-term financing to the Company in the form of demand notes with no fixed or determinable repayment dates. Mr. Forbush received 674,286 shares to relieve debt in the amount of $11,800, during the fiscal year ending April 30, 2012.

During fiscal 2013, Walter “Del” Marting provided certain advisory services to the company in assistance to the CEO with a potential listing on the Toronto stock exchange and later in completion and diligence related to the Open Gold Asset Purchase and Assignment definitive agreement. Mr. Marting is a principle of M&M Advisors. The Company contracted with M&M Advisors to work described aboved. M&M Advisors is owed $0 as of April 30, 2013. M&M Advisors incurred $31,000 of fees recorded as part of management and consulting.

 NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share. As of April 30, 2013 and 2012, no preferred stock has been issued and is outstanding.

Common Stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.001 per share at April 30, 2013.

The following detail of the Company’s common stock transactions includes only the two years ended April 30, 2013 and 2012. For previous transactions please refer to the appropriate period Form 10-K on file with the Securities and Exchange Commission. All statements and footnotes have been adjusted to reflect post-split values.

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

During the three months ended April 30, 2013, we issued 14,056,171; 4,543,971 shares were issued for services valued at $83,386 to vendors; and 9,512,200 shares were issued for cash to investors in private placement at $0.015 per share for receipt of cash totaling $133,333.

Warrants (Non-employee)

As part of certain equity private placement transactions, the Company issues warrants. The following table illustrates the warrant activity for the periods ending April 30, 2013 and 2012.

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2011	17,815,035	$0.07
Granted	19,170,776	0.05
Exercised	––	––
Forfeited/Expired	(14,815,035)	0.08

Outstanding at April 30, 2012	22,170,776	0.05

Granted	35,378,865	0.02
Exercised	––	––
Forfeited/Expired	(15,970,776)	0.05

Outstanding at April 30, 2013	41,578,865	0.04

	Warrants Outstanding
Range price ($)	Number of Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$0.05	7,566,666	0.26	$0.05
$0.03	13,612,199	1.59	$0.03
$0.02	20,400,000	1.32	$0.02

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

 At April 30, the income tax expense (benefit) consisted of the following:

	2013	2012
Current	$––	$––
Deferred	––	––
Total tax (benefit)	$––	$––

At April 30, gross deferred tax assets and liabilities consisted of the following:

	2013	2012
Deferred Tax Inventory
NOL	$3,659,000	$3,357,000
Stock compensation expense	––	––
Installment sale gain	––	––
Impairment loss	––	––
Investments	––	––
Property, plant & equipment	(65)	(1,800)
Gross deferred tax assets	3,658,935	3,355,200
Less: Valuation allowance	(3,658,935)	(3,355,200)
Net deferred tax assets	––	––

At April 30, the income tax expense (benefit) differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

	2013	2012
Tax rate reconciliation
Federal statutory rate	35%	35%
Tax at federal statutory rate	35.00%	35.00%
Permanent differences	(0.10)	(1.00)
Net operating loss carry forward	(34.40)	(33.60)
Installment sale	--	--
Unrealized gain (loss)	--	--
Other temporary differences, net	(0.50)	(0.40)
Total	0.00%	0.00%

As of April 30, 2013, the Company had a federal net operating loss carry forward of approximately $10.5 million. The federal net operating loss carry forward expires beginning in fiscal 2026. Utilization of net operating losses may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carry forward may expire before full utilization.

The Company reviews its tax positions to determine whether it is more likely than not that they will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, the Company measures the tax position to determine the amount to recognize in the financial statements.

As of April 30, 2013 and 2012 there were no positions that did not meet the more-likely-than-not threshold.

NOTE 6. MINERAL PROPERTY

Independence Mine

At April 30, 2013, the Company’s Mineral property valued at $613,941 consists of the acquisition cost of the Independence Mining Claims located in Lander County, Nevada. The Company continues to explore and develop the mining claims.

For the years ended April 30, 2013 and 2012, the Company incurred costs of $152,256 and $143,607, respectively, for the on-going exploration and development. Since obtaining the rights, the Company has expensed $3,169,705 associated with these activities.

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

As of April 30, 2013, there were no proven or probable reserves associated with the Independence Mining Claim.

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

Future principal repayments at April 30, 2013 are as follows:

Short-term Note Payable & Secured Note Payable
2014	$5,421
2015	4,749
2016	5,242
2017	5,786
2018	6,386
Thereafter	6,942
Total	$34,526

NOTE 8. COMMITMENTS & CONTINGENCIES

The Company sublets office space under a cancelable operating lease at $1 per year. Additionally, the Company rents a storage facility to store unused furniture and equipment and samples from the mineral property which is leased on a month-to-month basis. Rent expense was approximately $1,080 in fiscal 2013, and $31,450 in fiscal 2012.

NOTE 9. SUBSEQUENT EVENTS

The Company received $57,250 in funding and funding commitments from private placements since April 30, 2013 and $6,150 in short-term note payable from its officers and/or directors. On August 12, 2013, the original closing date of the Open Gold definitive agreement, the Company agreed to negotiate an extension to the closing date for the Open Gold transaction.

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

As of April 30, 2013, the year-end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of April 30, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date due to the factors stated below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our  year ended April 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Daniel J. Forbush (1)	Chief Executive Officer, President, Chief Financial Officer and Director	60	March 23, 2007
Larry Max Bigler (2)	Independent Director	64	December 18, 2007
P. K. “Rana” Medhi (3)	Independent Director	75	December 30, 2010
Walter A. Marting, Jr. (4)	Independent Director	66	July 1, 2011
Shane K. Dyer (5)	Independent Director	33	September 16. 2011

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Daniel Forbush	2	3	Nil
Larry Max Bigler	2	2	Nil
Walter A Marting, Jr.	2	2	Nil
P.K. “Rana” Medhi	2	2	Nil
Shane K. Dyer	2	2	Nil

Board and Committee Meetings

Our board of directors held 8 formal meetings during the year ended April 30, 2013.  All other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended April 30, 2013, there are three standing committees of the board of directors, the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Nominating and Corporate Governance Committee, Director Nomination and Independence

Nominating and Corporate Governance Committee

Currently our Nominating and Corporate Governance Committee consists of P.K. “Rana” Medhi, Chairman and Larry Max Bigler, Shane K. Dyer.   The Nominating and Corporate Governance Committee (the “Nominating Committee”) is established by the Board to assist in:

●	identifying individuals qualified to become members of the Board and recommend individuals to the Board for nomination as members of the Board;
●	identifying individuals qualified to become members of the various committees of the Board and to recommend such individuals for nomination as committee members to the Board;
●	determining the composition of the Board and its committees;
●	developing and recommending to the Board a set of corporate governance principles applicable to the Company; and
●	overseeing an evaluation process of the Board and management.

During fiscal 2013, there was one meeting held by the nominating and corporate governance committee.  Since May 1, 2012, the committee has held one meeting.

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

During fiscal 2013, there were 4 meetings held by the audit committee.  The minutes of the proceedings of the audit committee are filed with the corporate records.

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

The Compensation Committee's principal responsibilities include, but not limited to:

●	Establish remuneration levels of corporation's officers and company's independent directors
●	Reviewing management organization and development; Reviewing significant employee benefit programs; and
●

Establish and administering executive compensation program including independent directors. This will encompass bonus plans, stock option and other equity-based programs, deferred compensation plans, and any other cash or stock incentive program.

During fiscal 2013, there were 2 meetings held by the compensation committee.  The minutes of the proceedings of the audit committee are filed with the corporate records.

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

Item 11.   Executive Compensation

The particulars of the compensation paid to the following persons:

-	our principal executive officer;

-	our one most highly compensated executive officer who were serving as executive officer at the end of the years ended April 30, 2013 and 2012; and

-

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Daniel Forbush President, CEO, CFO and Director	2013 2012	120,000 120,000	Nil Nil	26,400 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	146,400 120,000

(1)

The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

Compensation Plans

As of April 30, 2013, we did not have any compensation plans in place.  However, we may issue stock and equity linked instruments to our directors, officers and employees in the future, upon adoption of a stock option plan.

 Stock Options/SAR Grants

During the periods presented in this report, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2013 or April 30, 2012 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2013.

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

The following table sets forth a summary of the compensation paid to our non-employee directors in the year ended April 30, 2013:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry Bigler	24,000	19,400	Nil	Nil	Nil	Nil	43,400
Shane Dyer	24,000	19,400	Nil	Nil	Nil	Nil	43,400
Walter A. Marting	24,000	19,400	Nil	Nil	Nil	Nil	43,400
P.K. Rana Medhi	24,000	19,400	Nil	Nil	Nil	Nil	43,400

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 23, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Walter A. Marting, Jr. Reno, Nevada	3,550,950	1.01%
Larry Max Bigler Reno, Nevada	6,093,035	1.75%
Shane K. Dyer Reno, Nevada	3,550,950	1.75%
P. K. “Rana” Medhi Casa Grande, Arizona	4,241,977	1.22%
Daniel J. Forbush Sparks, Nevada	13,650,000	3.91%
Directors and Executive Officers as a Group (5 persons)	31,086,912	8.91%

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

Item 14. Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2013 and for fiscal year ended April 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2013 ($)	2012 ($)
Audit Fees	50,500	45,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	50,500	45,500

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
General Gold Corporation, a Nevada company (filed with this report)
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

GENERAL METALS CORPORATION
/s/ Daniel J. Forbush
Daniel J. Forbush
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 13, 2013
/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
Date: August 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer, Chief
/s/ Daniel J. Forbush	Financial Officer and Director	August 13, 2013
Daniel J. Forbush

/s/ Walter A. Marting, Jr.	Director	August 13, 2013
Walter A. Marting, Jr.

/s/ Shane K. Dyer	Director	August 13, 2013
Shane K. Dyer

/s/ Larry Max Bigler	Director	August 13, 2013
Larry Max Bigler

/s/ P. K. Medhi	Director	August 13, 2013
P. K. Medhi