Form 10-Q
period 2013-07-31
GENERAL METALS CORP
filed 2013-09-23
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013
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

353,313,328 common shares issued and outstanding as of September 10, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
General Metals Corporation
(An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheet

	July 31	April 30
	2013	2013
ASSETS

Current assets
Cash and cash equivalents	$66	$4,717
Prepaid expenses	9,289	13,555

Total current assets	9,355	18,272

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	522	647
Other assets	35,238	35,238

Total other assets	717,443	717,568

Total assets	$726,798	$735,840

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$515,250	$472,331
Notes payable, current portion	4,520	5,421
Accrued liabilities	176,143	148,417
Accounts payable to related parties	55,671	58,186
Loan from related parties	5,000	-

Total current liabilities	756,584	684,355

Long-term liabilities
Notes payable, net of current portion	29,858	29,105

Total long-term liabilities	29,858	29,105

Total liabilities	786,442	713,460

Commitments and Contingencies

Stockholders' equity/(deficit)
Preferred stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-

Common stock, authorized 500,000,000
shares, par value $0.001, issued and
outstanding on July 31, 2013 and April 30, 2013
is 350,321,328 and 348,796,328 respectively	350,321	348,796

Additional paid-in capital	11,842,488	11,825,763
Accumulated deficit during exploration stage	(12,252,453)	(12,152,179)

Total stockholders' equity/(deficit)	(59,644)	22,380

Total liabilities and stockholders' equity/(deficit)	$726,798	$735,840

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

			March 15, 2006
			(Inception)
	Three months ended July 31,		to July 31,
	2013	2012	2013
Revenue	$-	$-	$-

Operating expenses
Depreciation and amortization	125	1,338	40,343
General and administrative	11,335	7,726	1,539,057
Management and consulting	59,509	64,459	6,512,721
Exploration and development	1,121	14,671	3,170,826
Professional fees	25,441	46,604	906,907

Total expenses	97,531	134,798	12,169,854

(Loss) from operations	(97,531)	(134,798)	(12,169,854)

Other income (expenses)
Interest expense	(2,743)	(1,878)	(48,617)
Other income	-	-	47,002
Gain on sale of mineral properties	-	-	1,249,072
Realized gain/(loss) on sale of investments	-	-	(112,204)
Other than temporary impairment of investments	-	-	(1,224,302)
Gain/(loss) on foreign currency exchange	-	-	6,450

(Loss) before income taxes	(100,274)	(136,676)	(12,252,453)

Provision for income taxes	-	-	-

Net (loss)	$(100,274)	$(136,676)	$(12,252,453)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	349,121,600	296,925,153

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

			March 15, 2006
	Three months ended July 31,		(Inception)
			to April 30,
	2013	2012	2013
Operating activities
Net loss	$(100,274)	$(136,676)	$(12,252,453)
Adjustments to reconcile net loss
Stock issued for services	8,710	80,333	3,316,880
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs	-	-	46,234
Realized loss on sale of investments	-	-	112,204
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	125	1,338	40,343
Stock-based compensation	-	-	1,886,771
Other-than-temporary impairment of investments	-	-	1,224,302
Impairment of long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Change in assets and liabilities
(Increase)/decrease in other current assets	-	-	(22,387)
(Increase)/decrease in prepaid expenses	1,556	520	(20,333)
Increase/(decrease) in accounts payable	40,404	(10,761)	645,821
Increase/(decrease) in accrued liabilities	27,726	4,496	420,852

Net cash used by operating activities	(21,753)	(60,750)	(5,799,451)

Investment activities
Investments:
Purchases	-	-	(1,357)
Proceeds from sales	-	-	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	-	(2,563)
Deposit on water rights	-	-	(800)
Deposit on reclamation bond	-	-	(34,438)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	-	(67,742)
Purchase of equipment	-	-	(17,616)

Net cash provided/(used) by investment activities	-	-	(44,693)

Financing activities
Proceeds from loans from related parties	5,000	-	126,864
Repayments of loans from related parties	-	-	(43,064)
Proceeds from issuance of debt	-	-	149,841
Repayments of debt	(148)	(809)	(12,664)
Proceeds from the sale of stock	12,250	59,134	5,623,233

Net cash provided by financing activities	17,102	58,325	5,844,210

Net increase / (decrease) in cash	(4,651)	(2,425)	66

Cash, beginning of period	4,717	4,954	-

Cash, end of period	$66	$2,529	$66

Unaudited Condensed Consolidated Statements of Cash Flows - continued

Supplemental Information:
Interest paid	$2,743	$1,878	$28,944
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$783	$16,485	$4,276
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$6,000	$-	$359,539
Stock issued as reduction of contingent liability	$-	$-	$50,000
Stock issued as reduction of related party loans	$-	$-	$26,800
Stock issued as reduction of short-term note payable	$-	$-	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2013, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2013 audited financial statements.  The results of operations for the period ended July 31, 2013 are not necessarily indicative of the operating results for the full year.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements have been issued since the filing of the Company’s Form 10-K on August 13, 2013 for the fiscal year ended April 30, 2013 that are likely to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

NOTE 2 - GOING CONCERN - continued

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the three months ended July 31, 2013.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2012 and filed with the Securities Exchange Commission on July 30, 2012.

During the three months ended July 31, 2013, we issued a total of 1,525,000 shares;  300,000 shares were issued for services valued at $6,000 to vendors; and 1,225,000 shares were issued for cash to investors in private placement at $0.010 per share for receipt of cash totaling $12,250.

NOTE 4 – SUBSEQUENT EVENTS

The Company received $45,000 from 1 investor in private placements under Rule 144 for 3,000,000 units consisting of one share and one share purchase warrant exercisable at $0.03 for one year.

NOTE 5 – RELATED PARTY

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $21,007 and $23,522 relating to hours incurred at July 31, 2013 and April 30, 2012, respectively. In the three months ended July 31, 2013, Forbush and Associates charged $2,485 for consulting services rendered in relation to administrative and bookkeeping services rendered during the three month period. In the three months ended July 31, 2012, Forbush and Associates charged $8,890 for office support services and for services rendered in relation to preparation of the 10-K for the period ended April 30.

Dyer Engineering Consultants, an entity controlled by one of our Directors, provides mine permitting, engineering and leach pad design services at the Independence project. As of July 31, 2013 and April 30, 2013, Dyer Engineering Consultants is owed $34,663 for services rendered respectively

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Independence Mine Property

We currently control a 100% undivided leasehold interest in the Independence Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres.  Our Due diligence shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2014.

The Independence Mine project is wholly owned by our company through our subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines of Seattle, Washington. Under the terms of the agreement we were required to expend a minimum of $625,000 towards exploration development and commercial production of ores, minerals or materials. This expenditure requirement was fulfilled prior to the year ended April 30, 2008, as we expended approximately $760,000 through that date.  During the year ended April, 30, 2013, we spent approximately $152,256 on exploration and development including the initiation of the permitting process and $3.169,705 inception to April 30, 2013. Through the three months ended July 31, 2012, we spent an additional $1,121 in drilling and permitting of the Independence project.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Wilson-Independence project is wholly owned by General Metals through its subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines, Inc. of Seattle, Washington.

The term of the lease is for a period of 20 years commencing October 1, 2005. There is a production royalty payable for the sale of all gold, silver or platinum based upon the average daily price of gold on the London Metal Exchange. With the current market price for gold, the royalty rate payable is 5%. There is also a production royalty of 3% payable on the sale of all substances other than gold, silver and platinum. In addition, any future production is subject to a 1% net smelter royalty obligation payable to Gold Range, LLC.  The advances minimum royalty payment are approximately $68,000 each April 1st and October 1st through April 1, 2014.

We have the option to reduce the production royalty due to Independence Gold Silver Mines, Inc. from 3% to 1.875% for $3.0 million within 10 years of the date the lease commenced provided all obligations have been met.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Accomplishments

During the quarter ended July 31, 2013, our Company focused its efforts in completing all due diligence tasks required and arranging all necessary logistics to carry out the acceleration of the Independence project toward production in anticipation of the closing of the Open Gold Transaction.  Nevertheless, the Open Gold Definitive agreement expired shortly after the end of the quarter as disclosed in our 10-K File August 14, 2013.

In addition, we continue to participate in discussions and host several parties interested in funding the project.

Plan of Operations- Permitting and Development Program

During the next twelve months, our company, based upon receipt of additional funding will accelerate the Independence project into full permitting processes. We anticipate securing necessary studies and permits to allow us to proceed to production.

We anticipate initially mining the Hill Zone and are completing all necessary work to be able to finalize permits to allow us to begin there.  Additional drilling and assaying planned to further delineate the Hill Zone mineralization will allow us to maximize our cash flows early in the production cycle.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following budget outline presents the anticipated and necessary expenditures for the next twelve month period to accomplish the stated objective

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

Liquidity and Capital Requirements

We anticipate that to proceed with our plan of operations we will require additional funds of approximately $3.0 million over the next twelve months, exclusive of any acquisition costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

The investment markets have become very restrictive for junior mineral companies. Nevertheless, we continue to identify parties interested in investing in mineral projects, including the Independence Project, and have hosted several at our offices and onsite.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Since July 31, 2013, we have received $45,000 from one investor in private placements for the purchase of our common shares.  We have obtained additional commitments for funding to be received within the next 30 days.  We continue to explore opportunities for the receipt of funding in either equity or financing transactions. As we receive these funds, the Board of Directors and Management evaluate the best use of the funding received so as to continue on the path of fast ramp up to production.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending July 31, 2014.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $500,000 during the twelve-month period ending July 31, 2014 on general and administrative and investor relations expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Exploration and Development

With the receipt of the funding discussed in the budget above, the Company anticipates executing an exploration and development program that should be able to complete the following objectives within the next twelve calendar months including:
1.	Drill the remaining 50% of the project that remains undrilled to expand the shallow resource.
2.	Complete the permitting process and all relevant testing.
3.	Assay the core on the deep holes to identify additional zones of mineralization between the shallow and the deep known mineralization, if any.
4.	Infill drilling in the area of the hill zone anticipated to be included in the phase 1 pit with the goal of decreasing stripping and increasing contained ounces within the potential pit area.
5.	Complete the water well required for production.
6.	Complete a preliminary economic assessment and a pre-feasibility if applicable.
7.	Update the Independent Technical Report in the 43-101 format.

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

Employees

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource services as needed.  As at July 31, 2013, our only employee was our President, CEO, and CFO.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2013 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations – Three Months Ended July 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2013 which are included herein.

Our operating results for the three months ended July 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31
	2013		2012		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$97,531		$134,798		$37,267
Net (loss)		$(100,274)		$(136,676)		$36,402

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The decrease in net loss from the period ended July 31, 2012 to July 31, 2013 relates primarily to the decrease in exploration and development activities due to limited cash resources available to pay for continued exploration fees. Board of Directors and other vendors continue to receive stock for services.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the three months ended July 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended July 31
	2012	2012	Change
Depreciation and amortization	$125	$1,338	$(1,213)
General and administrative	$11,335	$7,726	$3,609
Management and consulting	$59,509	$64,459	$(4,950)
Exploration and development	$1,121	$14,671	$(13,550)
Professional fees	$25,441	$46,604	$(21,163)

The decrease in operating expenses for the three months ended July 31, 2013, compared to the same period in fiscal 2013, was mainly due to a decrease in professional fees of $21,163 which related to the incurring of costs related to the companies audit for the year ending April 30, 2013 occurring in August of 2013 compared to incurring and completing that work in July of 2012 for the year ended April 30, 2012.   Exploration costs decreased by $13,550 from the three months ended July 31, 2012 compared to the three months ended July 31, 2013 as there were no drilling or other programs undertaken at the site as progress towards a resolution and closing the Open Gold transaction was pursued.

We have focused our energy during this quarter on completing all necessary due diligence matters and filings with regulatory authorities as we pursued the closing of the Open Gold transaction.   We anticipate that the exploration costs will increase in the future as we engage our technical consultants to assist in the push towards production at the Independence Project.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Financial Condition

Working Capital
	July 31, 2013	April 30, 2013	Change
Current assets	$9,355	$18,272	$(8,917)
Current liabilities	$756,584	$684,355	$(72,229)
Working Capital	$(747,229)	$(666,083)	$(81,146)

Cashflow
	Three Months Ended July 31
	2013	2011	Change
Net cash used in operating activities	$(21,753)	$(60,750)	$38,997
Net cash provided/(used) in investing activities	$-	$-	$-
Net cash provided/(used) by financing activities	$17,102	$58,325	$(41,223)
Net increase/(decrease) in cash during period	$(4,651)	$(2,425)	$(2,226)

Our total assets at July 31, 2013 were $726,798. Our financial statements report a net loss of $100,274 for the three months ended July 31, 2013 and a net loss of $12,252,453 for the period from March 15, 2006 (date of inception) to July 31, 2013. We had a cash balance of $66 as of July 31, 2013.

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

Recently Issued Accounting Standards

No new accounting pronouncements have been issued since the filing of the Company’s Form 10-K on August 13, 2013 for the fiscal year ended April 30, 2013 that are likely to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

As of July 31, 2013, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our principal executive officer) and our Chief Financial Officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended July 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report.

ITEM 1A.  RISK FACTORS

We have had no material changes in our risk factors as disclosed in our Form 10-K for the year ended April 30, 2013 filed on August 13, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides additional information for certain stock transactions that occurred during the three months ended July 31, 2013.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2013 and filed with the Securities Exchange Commission on August 13, 2013.

During the three months ended July 31, 2013, we issued a total of 1,525,000 shares;  300,000 shares were issued for services valued at $6,000 to vendors; and 1,225,000 shares were issued for cash to investors in private placement at $0.010 per share for receipt of cash totaling $12,250.

Since July 31, 2013, the Company received $45,000 from 1 investor in private placements under Rule 144 for 3,000,000 units consisting of one share and one share purchase warrant exercisable at $0.03 for one year.

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

GENERAL METALS CORPORATION
(Registrant)

Dated: September 23, 2013	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)