Form 10-Q
period 2013-10-31
GENERAL METALS CORP
filed 2013-12-23
CIK 1060910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

361,124,345 common shares issued and outstanding as of December 13, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

General Metals Corporation

 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheet

	October 31,	April 30,
	2013	2013
ASSETS

Current assets
Cash and cash equivalents	245	$4,717
Prepaid expenses	1,498	13,555

Total current assets	1,743	18,272

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	397	647
Other assets	35,238	35,238

Total other assets	717,318	717,568

Total assets	$719,061	$735,840

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$632,876	$472,331
Notes payable, current portion	5,695	5,421
Accrued liabilities	205,092	148,417
Accounts payable to related parties	64,786	58,186
Loan from related parties	10,150	—

Total current liabilities	918,599	684,355

Long-term liabilities
Notes payable, net of current portion	26,809	29,105

Total long-term liabilities	26,809	29,105

Total liabilities	945,408	713,460

Commitments and Contingencies

Stockholders' equity/(deficit)
Preferred stock, authorized 50,000,000 shares, par value $0.001, zero issued and outstanding	—	—

Common stock, authorized 500,000,000 shares, par value $0.001, issued and outstanding on October 31, 2013 and April 30, 2013 is 358,321,328 and 348,796,328 respectively	358,321	348,796

Additional paid-in capital	11,968,488	11,825,763
Accumulated deficit during exploration stage	(12,553,156)	(12,152,179)

Total stockholders' equity/(deficit)	(226,347)	22,380

Total liabilities and stockholders' equity/(deficit)	$719,061	$735,840

The accompanying notes are an integral part of these statements

General Metals Corporation

 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

					March 15, 2006
					(Inception)
	Three months ended October 31,		Six months ended October 31,		to October 31,
	2013	2012	2013	2012	2013
Revenue	$—	$—	$—	$—	$—

Operating expenses
Depreciation and amortization	125	1,280	250	2,618	40,468
General and administrative	12,547	21,960	23,882	29,686	1,551,604
Management and consulting	156,008	291,731	215,517	356,190	6,668,729
Exploration and development	91,693	40,883	92,814	55,554	3,262,519
Professional fees	38,010	22,724	63,451	69,328	944,917

Total expenses	298,383	378,578	395,914	513,376	12,468,237

(Loss) from operations	(298,383)	(378,578)	(395,914)	(513,376)	(12,468,237)

Other income (expenses)
Interest expense	(2,320)	(2,863)	(5,063)	(4,741)	(50,937)
Other income	—	100	—	100	47,002
Gain on sale of mineral properties	—	—	—	—	1,249,072
Realized gain/(loss) on sale of investments	—	—	—	—	(112,204)
Other than temporary impairment of investments	—	—	—	—	(1,224,302)
Gain/(loss) on foreign currency exchange	—	—	—	—	6,450

(Loss) before income taxes	(300,703)	(381,341)	(400,977)	(518,017)	(12,553,156)

Provision for income taxes	—	—	—	—	—

Net (loss)	$(300,703)	$(381,341)	$(400,977)	$(518,017)	$(12,553,156)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	353,574,045	316,659,230	352,974,181	306,792,192

The accompanying notes are an integral part of these statements

General Metals Corporation

 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

			March 15, 2006
	Six months ended October 31,		(Inception)
			to October 31,
	2013	2012	2013
Operating activities
Net loss	$(400,977)	$(518,017)	$(12,553,156)
Adjustments to reconcile net loss
Stock issued for services	78,493	233,853	3,386,663
Stock issued for payment of interest on debt	—	—	12,750
Non-cash financing costs	—	—	46,234
Realized loss on sale of investments	—	—	112,204
Gain on sale of mineral property	—	—	(1,249,072)
Depreciation and amortization	250	2,618	40,468
Stock-based compensation	—	105,600	1,886,771
Other-than-temporary impairment of investments	—	—	1,224,302
Impairment of long-lived assets	—	—	17,500
Bad debt expense	—	—	22,387
Gain on sale of fixed asset	—	—	(1,250)
Change in assets and liabilities
(Increase)/decrease in other current assets	—	—	(22,387)
(Increase)/decrease in prepaid expenses	8,564	2,125	(13,325)
Increase/(decrease) in accounts payable	167,145	(67,581)	772,562
Increase/(decrease) in accrued liabilities	56,675	23,352	449,801

Net cash used by operating activities	(89,850)	(218,050)	(5,867,548)

Investment activities
Investments:
Purchases	—	—	(1,357)
Proceeds from sales	—	—	154,914
Acquisition of mineral property	—	—	(78,091)
Investment in General Copper	—	—	(17,500)
Investment in Lahontan	—	—	(2,563)
Deposit on water rights	—	—	(800)
Deposit on reclamation bond	—	—	(34,438)
Proceeds from sale of mineral property	—	—	12,500
Proceeds from sale of fixed asset	—	—	8,000
Purchase of land	—	—	(67,742)
Purchase of equipment	—	—	(17,616)

Net cash provided/(used) by investment activities	—	—	(44,693)

Financing activities
Proceeds from loans from related parties	15,150	—	137,014
Repayments of loans from related parties	(5,000)	—	(48,064)
Proceeds from issuance of debt	—	—	149,841
Repayments of debt	(2,022)	(1,618)	(14,538)
Proceeds from the sale of stock	77,250	224,584	5,688,233

Net cash provided by financing activities	85,378	222,966	5,912,486

Net increase / (decrease) in cash	(4,472)	4,916	245

Cash, beginning of period	4,717	4,954	—

Cash (Cash overdraft), end of period	$245	$9,870	$245

Supplemental Information:
Interest paid	$2,320	$4,741	$28,521
Income taxes paid	$—	$—	$—

Non-cash activities:
Stock issued for service as prepaid expenses	$—	$—	$3,493
Stock issued to acquire mineral property lease	$—	$—	$783,687
Stock issued for payment of interest on debt	$—	$—	$12,750
Stock issued as reduction of accrued expenses	$—	$—	$353,539
Stock issued as reduction of contingent liability	$—	$—	$50,000
Stock issued as reduction of related party loans	$—	$—	$26,800
Stock issued as reduction of short-term note payable	$—	$—	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation

 (An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2013, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2013 audited financial statements.  The results of operations for the period ended October 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the six months ended October 31, 2013.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2013 and filed with the Securities Exchange Commission on August 13, 2013.

During the three months ended July 31, 2013, we issued a total of 1,525,000 shares; 300,000 shares were issued for services valued at $6,000 to vendors; and 1,225,000 shares were issued for cash to investors in private placement at $0.010 per share for receipt of cash totaling $12,250.

During the three months ended October 31, 2013, we issued a total of 8,000,000 shares;  3,000,000 shares were issued for services valued at $69,000 to vendors; 3,000,000 shares were issued for cash to investors in private placement at $0.015 per share for receipt of cash totaling $45,000; and 2,000,000 shares were issued for cash to investors in private placement at $0.010 per share for receipt of cash totaling $20,000.

NOTE 4 – SUBSEQUENT EVENTS

On November 27, 2013, the Company entered in a secured convertible note agreement wherein the Company received $25,000. The note may be converted at anytime by the holder of the note at a 60% discount to the average of the lowest three closing prices in the previous 10 trading days immediately prior to conversion. The Company may prepay the note anytime up until the maturity date for 125% of the principal amount. The note carries a 12% per annum rate and is due and payable on May 19, 2014

NOTE 5 – RELATED PARTY

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $30,122 and $23,522 relating to hours incurred at October 31, 2013 and April 30, 2013, respectively. In the six months ended October 31, 2013, Forbush and Associates charged $15,000 for consulting services. In the six months ended October 31, 2012, Forbush and Associates charged $15,620 for consulting services. Services rendered are in relation to preparation of the 10-K for the periods ended April 30, 2012 and 2013 respectively and preparation of all other regulatory filings.

Dyer Engineering Consultants, an entity controlled by one of our Directors, provides mine permitting, engineering and leach pad design services at the Independence project. As of October 31, 2013 and April 30, 2013, Dyer Engineering Consultants is owed $34,663 for services rendered.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Accomplishments

During the quarter ended October 31, 2013, our Company focused its efforts on securing funding to complete all due diligence tasks required necessary logistics to carry out the acceleration of the Independence project toward production.

Other Accomplishments include:

1.	Announced that a bottle roll test at McClelland Laboratories, Inc evaluating a different reagent mix increased silver recoveries by almost 20%.
2.	Initiated a new round of analytical work on drill core samples from its Independence Gold and Silver Project located near Battle Mountain, Nevada. Jeffrey A. Rassuchine, the Company’s Senior Consulting Geologist, oversaw the project which, in the end, will involve approximately 80 samples from 300 feet of drill core from three zones - two located southeast of the old head frame and the third in the Hill Zone. The core cutting, fire assaying and atomic absorption work was conducted under Mr. Rassuchine’s supervision at American Assay Laboratories in Sparks, Nevada. This work was undertaken to check that the reverse circulation drill hole sampling and assaying was consistent with the rock in the ground. This provides a higher level of confidence in the amount of mineralization in our modeling.

3.	Completed analytical work on drill core samples from its Independence Gold and Silver Project which yielded results that were fully consistent with resource values set forth in the Company’s Independent Technical Report.
4.	The Office of the State Engineer, Department of Conservation and Natural Resources, Division of Water Resources of the state of Nevada approved the right to extract water from the aquifer in Buffalo Valley at our 480 acres thereby ensuring that we have enough water to process the mineralized material at that site for gold recovery.

Plan of Operations- Permitting and Development Program

During the next twelve months, our company, subject to receipt of additional funding will accelerate the Independence project into full permitting processes. We anticipate securing necessary studies and permits to allow us to proceed to production.

The following budget outline presents the anticipated and necessary expenditures for the next twelve month period to accomplish the stated objective

Direct exploration and development costs
Deep Core Relog, Sample and Assay	250,000
Preliminary Pit Infill Drilling Program	400,000
Sunshine Drill Program	1,100,000
BLM Plan of Operations Review and Permitting	100,000
Mining, Metallurgical and Process Engineering and Design	150,000
State and County Permits	45,000
Water Well	35,000
Update Independent Technical Report	100,000
Land Payments	250,000
Contingency	70,000

Total direct exploration and development costs	$2,500,000

Indirect costs
Office rent and other operating expenses	20,000
Wages and salaries and payroll related expenses	140,000
Insurance expenses	40,000
Investor Awareness Consultants	100,000
Other general and administrative expenses	150,000
Legal expenses	50,000

Total indirect costs	500,000

Total budget for the next twelve months	$3,000,000

Liquidity and Capital Requirements

We anticipate that to proceed with our plan of operations we will require additional funds of approximately $3.0 million over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Since October 31, 2013, we have received $25,000 from one investor in a private placement for the purchase of our common shares.  We have obtained additional commitments for funding to be received within the next 30 days from this filing.  We continue to explore opportunities for the receipt of funding in either equity or financing transactions. As we receive these funds, the Board of Directors and Management evaluate the best use of the funding received.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending October 31, 2014.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $500,000 during the twelve-month period ending October 31, 2014 on general and administrative and investor relations expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

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

We also own a 480 acre parcel of land in Lander County Nevada which will be used for mineral processing, equipment storage and maintenance.

Employees

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource services as needed.  As at October 31, 2013, our only employee was our President, CEO, and CFO.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2013 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Results of Operations – Three Months Ended October 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended October 31, 2013 which are included herein.

Our operating results for the three months ended October 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended October 31,
	2013		2012		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$298,383		$378,578		$80,195
Net (loss)		$(300,703)		$(381,341)		$80,638

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The decrease in net loss from the period ended October 31, 2012 to October 31, 2013 relates primarily to decrease in funding available to the Company to further permitting and production work on the Independent Project.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence Project.

Operating Expenses

Our operating expenses for the three months ended October 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended October 31,
	2013	2012	Change
Depreciation and amortization	$125	$1,280	$1,155
General and administrative	$12,547	$21,960	$9,413
Management and consulting	$156,008	$291,731	$135,723
Exploration and development	$91,693	$40,883	$(50,810)
Professional fees	$38,010	$22,724	$(15,286)

The decrease in operating expenses for the three months ended October 31, 2013, compared to the same period in fiscal 2013, was mainly due to a decrease in Management and consulting expenses of $135,723 due to the stock grants issued to our Board of Directors during the three months ended October 31, 2012 and fees paid to consultants.  Board of Directors and other vendors continue to receive stock for services.  Decreased general and administrative expenses for the three months in fiscal 2013 was due to decrease in relation to fees we paid to the Canadian TSX listing during fiscal year 2013 in anticipation of a listing on the Canadian exchange. Exploration and development activities increased due to the increased advanced minimum royalty claim fee payments and resources expended with our geologic team in preparing information for an updated 43-101 report and fees paid for certain water right permits.  Professional fees increased during the three months ended October 31, 2013 as compared to same period in fiscal 2013 due to increase legal fees in review and anticipated closing of the Open Gold Transaction that has since been canceled.

Results of Operations – Six Months Ended October 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements six months ended October 31, 2013 which are included herein.

Our operating results for the six months ended October 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended October 31,
	2013		2012		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$395,914		$513,376		$117,462
Net (loss)		$(400,977)		$(518,017)		$117,040

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The decrease in net loss from the period ended October 31, 2012 to October 31, 2013 relates primarily to the stock grants issued to our officers and Board of Directors during the six months ended October 31, 2012 and fees paid to investor relation consultants and fundraising expenses during the same period.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence Project.

Operating Expenses

Our operating expenses for the six months ended October 31, 2013 and 2012 are outlined in the table below:

	Six Months Ended October 31,
	2013	2012	Change
Depreciation and amortization	$250	$2,618	$2,368
General and administrative	$23,882	$29,686	$5,804
Management and consulting	$215,517	$356,190	$140,673
Exploration and development	$92,814	$55,554	$(37,260)
Professional fees	$63,451	$69,328	$5,877

The decrease in operating expenses for the six months ended October 31, 2013, compared to the same period in fiscal 2013, was mainly due to a decrease in management and consulting of $140,673 which related to $105,600 of stock grants issued to our officer and the Board of Directors during the six months ended October 31, 2012.   Exploration costs increased by $37,260 from the six months ended October 31, 2012 compared to the six months ended October 31, 2013 as the advanced minimum royalty payment due to Independent Gold-Silver Mines, Inc., increased to approximately $65,000 per quarter of which $30,000 has been deferred for payment until 2014. Additionally, professional fees were relatively stable in the comparative periods.

We have focused our energy during this quarter securing other potential financing sources and preparing for increased activity related to the permitting process with all charges being classified as development.

Liquidity and Financial Condition

Working Capital

	October 31, 2013	April 30, 2013	Change
Current assets	$1,743	$18,272	$(16,529)
Current liabilities	$918,599	$684,355	$234,244
Working Capital	$(916,856)	$(666,083)	$(250,773)

Cashflow

	Six Months Ended October 31
	2013	2012	Change
Net cash used in operating activities	$(89,850)	$(218,050)	$128,200
Net cash provided/(used) in investing activities	$—	$—	$—
Net cash provided/(used) by financing activities	$85,378	$222,966	$(137,588)
Net increase/(decrease) in cash during period	$(4,472)	$4,916	$(9,388)

Our total assets at October 31, 2013 were $719,061. Our financial statements report a net loss of $400,977 for the six months ended October 31, 2013 and a net loss of $12,553,156 for the period from March 15, 2006 (date of inception) to October 31, 2013. We had a cash balance of $245 as of October 31, 2013.

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

As of October 31, 2013, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our principal executive officer) and our Chief Financial Officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended October 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2013, we issued a total of 8,000,000 shares;  3,000,000 shares were issued for services valued at $69,000 to vendors; 3,000,000 shares were issued for cash to investors in private placement at $0.015 per share for receipt of cash totaling $45,000; and 2,000,000 shares were issued for cash to investors in private placement at $0.010 per share for receipt of cash totaling $20,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Item	Description
(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)

3.2	By-Laws (incorporated by reference from our Registration Statement on Form 10-SB12G filed on August 24, 1999)

3.3	Amendment to Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

(10)	Material Contracts

10.1	Letter of Intent between General Gold Corporation and Gold Range, LLC dated November 14, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

10.2	Amendment to Letter of Intent between General Gold Corporation and Gold Range, LLC dated December 31, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006).=

10.3	Assignment of Lease Agreement between General Gold Corporation and Gold Range Company, LLC dated April 29, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

10.4	Assignment of Lease and Consent Agreement between Independence Gold-Silver Mines Inc., Gold Range Company, LLC and General Gold Corporation dated June 29, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

10.5	Lease Agreement between Independence Gold-Silver Mines Inc. and Gold Range Company, LLC dated July 13, 2005 (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

10.6	Share Purchase Agreement dated July 20, 2006 among General Gold Corporation, Recov Energy Corp. and the selling shareholders of General Gold Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

10.7	Share Purchase Agreement dated March 15, 2007 between our company and Sanibel Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2007).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on August 15, 2006)

(21)	Subsidiaries

General Gold Corporation, a Nevada company (filed with this report)

(31)	Section 302 Certification

31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

(32)	Section 906 Certification

32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL METALS CORPORATION
(Registrant)

Dated: December 23, 2013	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)