Form 10-Q
period 2014-01-31
GENERAL METALS CORP
filed 2014-03-24
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014
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

375,526,796 common shares issued and outstanding as of February 27, 2014

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Balance Sheet

	January 31	April 30
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	1,045	$4,717
Prepaid expenses	18,000	13,555

Total current assets	19,045	18,272

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Property and equipment, net	-	647
Other assets	34,430	35,238

Total other assets	716,113	717,568

Total assets	$735,158	$735,840

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$579,411	$472,331
Notes payable, current portion	5,721	5,421
Convertible debt, net of discount	34,206	-
Accrued liabilities	234,280	148,417
Accounts payable to related parties	70,096	58,186
Derivative liability	20,691	-
Loan from related parties	12,850	-

Total current liabilities	957,255	684,355

Long-term liabilities
Notes payable, net of current portion	26,506	29,105

Total long-term liabilities	26,506	29,105

Total liabilities	983,761	713,460

Commitments and Contingencies

Stockholders' equity/(deficit)
Preferred stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-

Common stock, authorized 500,000,000
shares, par value $0.001, issued and
outstanding on January 31, 2014 and April 30, 2013
is 376,132,345 and 348,796,328 respectively	376,132	348,796

Additional paid-in capital	12,036,677	11,825,763
Accumulated deficit during exploration stage	(12,661,412)	(12,152,179)

Total stockholders' equity/(deficit)	(248,603)	22,380

Total liabilities and stockholders' equity/(deficit)	$735,158	$735,840

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

					March 15, 2006
					(Inception)
	Three months ended January 31,		Nine months ended January 31,		to January 31,
	2014	2013	2014	2013	2014
Revenue	$-	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	397	1,165	647	3,783	40,865
General and administrative	5,598	11,609	29,480	41,295	1,557,202
Management and consulting	64,101	114,235	279,618	470,425	6,732,830
Exploration and development	(4,645)	24,767	88,169	80,321	3,257,874
Professional fees	9,191	27,493	72,642	96,821	954,108

Total expenses	74,642	179,269	470,556	692,645	12,542,879

(Loss) from operations	(74,642)	(179,269)	(470,556)	(692,645)	(12,542,879)

Other income (expenses)
Interest expense	(15,423)	(1,676)	(20,486)	(6,417)	(66,360)
Other income	2,500	4,300	2,500	4,400	49,502
Financing costs	(13,515)	-	(13,515)	-	(13,515)
Loss on change in fair value of derivatives	(7,176)	-	(7,176)	-	(7,176)
Gain on sale of mineral properties	-	-	-	-	1,249,072
Realized gain/(loss) on sale of investments	-	-	-	-	(112,204)
Other than temporary impairment of investments	-	-	-	-	(1,224,302)
Gain/(loss) on foreign currency exchange	-	-	-	-	6,450

(Loss) before income taxes	(108,256)	(176,645)	(509,233)	(694,662)	(12,661,412)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(108,256)	$(176,645)	$(509,233)	$(694,662)	$(12,661,412)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	360,972,606	332,241,886	357,407,841	315,275,423

The accompanying notes are an integral part of these statements

General Metals Corporation
 (An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows
			March 15, 2006
	Nine months ended January 31,		(Inception)
			to January 31,
	2014	2013	2014
Operating activities
Net loss	$(509,233)	$(694,662)	$(12,661,412)
Adjustments to reconcile net loss
Stock issued for services	119,493	295,095	3,427,663
Stock issued for payment of interest on debt	-	-	12,750
Non-cash financing costs and amortization of debt discount	29,897	-	76,131
Realized loss on sale of investments	-	-	112,204
Gain on sale of mineral property	-	-	(1,249,072)
Depreciation and amortization	647	3,783	40,865
Stock-based compensation	-	105,600	1,886,771
Other-than-temporary impairment of investments	-	-	1,224,302
Impairment of long-lived assets	-	-	17,500
Bad debt expense	-	-	22,387
Gain on sale of fixed asset	-	-	(1,250)
Change in assets and liabilities
(Increase)/decrease in other current assets	-	-	(22,387)
(Increase)/decrease in prepaid expenses	(7,938)	(7,311)	(29,827)
Increase/(decrease) in accounts payable	118,990	(19,520)	724,407
Increase/(decrease) in accrued liabilities	85,863	27,477	478,989

Net cash used by operating activities	(162,281)	(289,538)	(5,939,979)

Investment activities
Investments:
Purchases	-	-	(1,357)
Proceeds from sales	-	-	154,914
Acquisition of mineral property	-	-	(78,091)
Investment in General Copper	-	-	(17,500)
Investment in Lahontan	-	-	(2,563)
Deposit on water rights	-	-	(800)
Deposit on reclamation bond	808	-	(33,630)
Proceeds from sale of mineral property	-	-	12,500
Proceeds from sale of fixed asset	-	-	8,000
Purchase of land	-	-	(67,742)
Purchase of equipment	-	-	(17,616)

Net cash provided/(used) by investment activities	808	-	(43,885)

Financing activities
Proceeds from loans from related parties	17,850	-	139,714
Repayments of loans from related parties	(5,000)	-	(48,064)
Proceeds from issuance of debt	-	-	149,841
Repayments of debt	(2,299)	(2,427)	(14,815)
Proceeds from issuance of convertible debt	25,000	-	25,000
Proceeds from the sale of stock	122,250	284,584	5,733,233

Net cash provided by financing activities	157,801	282,157	5,984,909

Net increase / (decrease) in cash	(3,672)	(7,381)	1,045

Cash, beginning of period	4,717	4,954	-

Cash (Cash overdraft), end of period	$1,045	$(2,427)	$1,045

Supplemental Information:
Interest paid	$15,423	$6,417	$41,624
Income taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$-	$-	$3,493
Stock issued to acquire mineral property lease	$-	$-	$783,687
Stock issued for payment of interest on debt	$-	$-	$12,750
Stock issued as reduction of accrued expenses	$-	$-	$353,539
Stock issued as reduction of contingent liability	$-	$-	$50,000
Stock issued as reduction of related party loans	$-	$-	$26,800
Stock issued as reduction of short-term note payable	$-	$-	$100,000

The accompanying notes are an integral part of these statements

General Metals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2014, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2013 audited financial statements.  The results of operations for the period ended January 31, 2014 are not necessarily indicative of the operating results for the full year.

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

General Metals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the six months ended January 31, 2014.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2013 and filed with the Securities Exchange Commission on August 13, 2013.

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

During the three months ended January 31, 2014, we issued a total of 17,811,017 shares; 2,811,017 shares were issued for services valued at $41,000 to vendors; 15,000,000 shares were issued for cash to investors in private placement at $0.003 per share for receipt of cash totaling $45,000.

NOTE 4 – NOTES PAYABLE

On November 27, 2013, the Company entered in a secured convertible note agreement wherein the Company received $25,000. The note may be converted at any time by the holder of the note at a 60% discount to the average of the lowest three closing prices in the previous 10 trading days immediately prior to conversion. The Company may prepay the note anytime up until the maturity date for 125% of the principal amount. The note carries a 12% per annum rate and is due and payable on May 19, 2014.

The note has an estimated fair value of $62,500 at the date of issuance and a principal notional amount of $25,000 indicating an unamortized discount of $37,500 at the date of issuance.  The Company uses the effective interest method to recognize the unamortized discount until the maturity date of the convertible note. During the three months ended January 31, 2014, the Company recognized $9,206 of debt discount.  As of January 31, 2014, the Company carries a remaining unamortized discount of $28,294 and net carrying amount of $34,206. The company will recognize the remaining unamortized discount over the remaining 5.5 months till maturity of the convertible note.

In addition, the Company recognized financing fees related to the variable element of the conversion price related to the discount to the Company’s closing price in the 10 days immediately prior to conversion.  The Company recognized $13,515 of financing fees as a derivative liability at the date of issuance. As of the January 31, 2014, the Company recognized an additional $7,176 expense related to the loss in the fair market value of the derivative due to the deterioration of the Company’s stock price since the issuance of the convertible note. As of January 31, 2014, the convertible note may be converted into 9,973,404 common shares of the Company.

NOTE 5 – RELATED PARTY

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $35,432 and $23,522 relating to hours incurred at January 31, 2014 and April 30, 2013, respectively. In the nine months ended January 31, 2014, Forbush and Associates charged $20,310 for consulting services. In the nine months ended January 31, 2014, Forbush and Associates charged $21,432 for consulting services.  Services rendered are in relation to preparation of the 10-K for the periods ended April 30, 2012 and 2013 respectively and preparation of all other regulatory filings.

Dyer Engineering Consultants, an entity controlled by one of our Directors, provides mine permitting, engineering and leach pad design services at the Independence project. As of January 31, 2014 and April 30, 2013, Dyer Engineering Consultants is owed $34,663 for services rendered.

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

OVERVIEW

We are an exploration stage company engaged in the exploration and development of mineral properties currently with an emphasis on gold and silver mineralization, presently focused on our Independence Project located in Battle Mountain, Nevada.

The continuation of our company is dependent upon us raising additional capital. In this regard we have raised additional capital through equity offerings and loan transactions.  We have been successful in structuring deals in which expenses are paid through the issuances of common shares.  In addition, we have raised additional funds and expect to continue to raise additional funds through private placement equity offerings sufficient to fund our current plan of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Accomplishments

The key to our future is finding funding or funding partner.  During the quarter ended January 31, 2014, our Company focused its efforts on securing that funding.  We have reviewed and examined in some detail several funding sources and raised $25,000 in the form of a convertible debenture.  We completed a confidentiality agreement with a junior mining company which began a due diligence review in our project.  To date nothing has been finalized on the funding front.

Other Accomplishments include:
1.	We initiated the updating of our independent technical report in the Canadian National Instrument 43-101 format.
2.
We paid The Office of the State Engineer, Department of Conservation and Natural Resources, Division of Water Resources of the state of Nevada the fees to secure the previously approved right to extract water from the aquifer in Buffalo Valley at our 480 acres thereby ensuring that we have enough water to process the mineralized material at that site for gold recovery.

Plan of Operations- Permitting and Development Program

During the next twelve months, subject to receipt of sufficient funding, we will complete the Independence project’s full permitting process. We anticipate securing necessary studies and permits to allow us to proceed to production.   We also intend to expand our resources and improve the grade of our project through the Preliminary Pit Infill Drilling Program and Sunshine drill Program listed in the budget below.  We will also complete an updated independent technical report.

The following budget outline presents the anticipated and necessary expenditures for the next twelve month period to accomplish the stated objectives

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Requirements

We anticipate that to complete our plan of operations we will require additional funds of approximately $3.0 million over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

In accordance with our projected budget for the next twelve months, we do not intend to invest in capital expenditures during the twelve-month period ending January 31, 2015. If the Company were to receive significant funding to bring the Independence into production, the Board of Directors would direct funding in purchasing capital expenditures in accordance with the plan to bring the project into production.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $500,000 during the twelve-month period ending January 31, 2015 on general and administrative and investor relations expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

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

Employees

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource services as needed.  As at January 31, 2014, our only employee was our President, CEO, and CFO.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2013 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Results of Operations – Three Months Ended January 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended January 31, 2014 which are included herein.

Our operating results for the three months ended January 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended January 31,
	2014		2013		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$74,642		$179,269		$104,627
Net (loss)		$(108,256)		$(176,645)		$68,389

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The decrease in net loss from the period ended January 31, 2013 to January 31, 2014 relates primarily to decrease in funding available to the Company to further permitting and production work on the Independence Project.  We anticipate net losses in future periods as we continue to work toward our goal of production at the Independence Project.

Operating Expenses

Our operating expenses for the three months ended January 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended January 31,
	2014	2013	Change
Depreciation and amortization	$397	$1,165	$768
General and administrative	$5,598	$11,609	$6,011
Management and consulting	$64,101	$114,235	$50,134
Exploration and development	$(4,645)	$24,767	$29,412
Professional fees	$9,191	$27,493	$18,302

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The decrease in operating expenses for the three months ended January 31, 2014, compared to the same period in fiscal 2013, was mainly due to a decrease in Management and consulting expenses of $50,134 due fees paid to outside consultants.  Board of Directors and other vendors continue to receive stock for services.  Decreased general and administrative expenses for the three months in fiscal 2014 as compared to fiscal 2013 was due to a decrease in fees we paid to the Canadian TSX listing during fiscal year 2013 in anticipation of a listing on the Canadian exchange. Exploration and development activities decreased due to limited funds available to pay for further exploration work and a correction to fees.  Professional fees decreased during the three months ended January 31, 2014 as compared to the same period in fiscal 2013 due to decreased legal fees.

Results of Operations – Nine Months Ended January 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements nine months ended January 31, 2014 which are included herein.

Our operating results for the nine months ended January 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended January 31,
	2014		2013		Change
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$470,556		$692,645		$222,089
Net (loss)		$(509,233)		$(692,662)		$183,429

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The decrease in net loss from the period ended January 31, 2013 to January 31, 2014 relates primarily to the stock grants issued to our officers and Board of Directors during the nine months ended January 31, 2013 and fees paid to investor relation consultants and fundraising expenses during the same period.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence Project.

Operating Expenses

Our operating expenses for the nine months ended January 31, 2014 and 2013 are outlined in the table below:

	Nine Months Ended January 31,
	2014	2013	Change
Depreciation and amortization	$647	$3,783	$3,136
General and administrative	$29,480	$41,295	$11,815
Management and consulting	$279,618	$470,425	$190,807
Exploration and development	$88,169	$80,321	$(7,848)
Professional fees	$72,642	$96,821	$24,179

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The decrease in operating expenses for the nine months ended January 31, 2014, compared to the same period in fiscal 2013, was mainly due to a decrease in management and consulting of $190,807. The decrease in management and consulting from nine months ended January 31, 2013 compared to January 31, 2014 relates to: $131,600 in one time stock grants issued to the CEO and the Board of Directors in fiscal 2013, a decrease of $4,000 in management related travel during fiscal 2014 compared to fiscal 2013, and a decrease of $65,000 in consulting contracts incurred in fiscal 2013 related to a potential listing on the Venture exchange a redesign of the Company’s website.  Exploration costs increased by $7,848 from the nine months ended January 31, 2013 compared to the nine months ended January 31, 2014 due to an increase in the advanced minimum royalty payment due to Independence Gold-Silver Mines, Inc. Additionally, professional fees were relatively stable in the comparative periods.

We have focused our energy during this quarter securing other potential financing sources and preparing for increased activity related to the permitting process with all charges being classified as development.

Liquidity and Financial Condition

Working Capital
	January 31, 2014	April 30, 2013	Change
Current assets	$19,045	$18,272	$773
Current liabilities	$957,255	$684,355	$272,900
Working Capital	$(938,210)	$(666,083)	$(272,127)

Cashflow

	Nine Months Ended January 31
	2014	2013	Change
Net cash used in operating activities	$(162,281)	$(289,538)	$127,257
Net cash provided/(used) in investing activities	$808	$-	$808
Net cash provided/(used) by financing activities	$157,801	$282,157	$(124,356)
Net increase/(decrease) in cash during period	$(3,672)	$(7,381)	$3,709

Our total assets at January 31, 2014 were $735,158. Our financial statements report a net loss of $509,233 for the nine months ended January 31, 2014 and a net loss of $12,661,412 for the period from March 15, 2006 (date of inception) to January 31, 2014. We had a cash balance of $1,045 as of January 31, 2014.

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

As of January 31, 2014, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our  principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our principal executive officer) and our Chief Financial Officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2014, we issued a total of 17,811,017 shares; 2,811,017 shares were issued for services valued at $41,000 to vendors; 15,000,000 shares were issued for cash to investors in private placement at $0.003 per share for receipt of cash totaling $45,000.

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

GENERAL METALS CORPORATION
(Registrant)

Dated: March 17, 2014	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)