Form 10-K
period 2014-04-30
Cibolan Gold Corp
filed 2014-09-04
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2014
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [________] to [________]

Commission file number 000-30230

Cibolan Gold Corporation
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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2013 was $4,156,527 based on a $0.0116 closing price for the Common Stock on October 31, 2013. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
21,482,702 shares of common stock issued & outstanding as of August 26, 2014

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

As used in this annual report, the terms “we”, “us”, “our company”, mean Cibolan Gold Corporation, a Delaware corporation, and our subsidiary, General Gold Corporation, a Nevada corporation, unless otherwise indicated.

Corporate History

We were organized in the State of New Jersey on March 4, 1995 under the name Interactive Multimedia Network, Inc.  We were reincorporated in the State of Delaware on September 13, 1995.  We changed our name to RECOV Energy Corp. effective March 29, 2005.  On or about January 12, 2006, we changed our name to General Metals Corporation.  On May 30, 2014, we changed our name to Cibolan Gold Corporation.

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

Employees

Currently our only employee is our president. We do not expect any material changes in the number of employees over the next twelve month period. We do and will continue to outsource contract employment as needed.

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

Subsidiaries

General Gold Corporation, a Nevada corporation, is our wholly owned subsidiary.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send this form 10-K report, which includes our annual audited financial statements, upon request.  We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission.  Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

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

The Independence Mine Property

We currently own a 100% interest in the Wilson-Independence Gold – Silver Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres.  Due diligence completed by our company shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2014.

The Wilson-Independence project is wholly owned by Cibolan Gold through its subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines, Inc. of Seattle, Washington.

Effective April 25, 2014, we exercised our option to purchase the claims under the mining lease/option agreement with an original term of 20 years commencing October 1, 2005, from Independence Gold-Silver Mines, Inc. The Company, through its subsidiary General Gold Corporation, reached an agreement with Independence Gold-Silver Mines, Inc. ("IGS"), of Seattle, Washington to exercise its claim purchase option granted under the mining lease between the parties. The mining lease called for a $3 million payment to purchase the claims and payment of a royalty of 1.875% on any and all mineral production from the property. The Company and ISG renegotiated the terms of the claim purchase option whereby the Company acquires 100% of the mining claims known as the Wilson-Independence Mine, located near Battle Mountain, Nevada. The Company will pay IGS a total of $625,000 in two payments and will issue Company shares and warrants to IGS and will reduce IGS' mineral royalty, currently at 5%, to 2.125%. The initial payment to IGS of $275,000 along with $150,000 in deferred advanced minimum royalty payments was made on April 25, 2014. The balance, $350,000, is due no later than August 23, 2014. The Company issued 15,169,137 common shares of the Company to IGS to bring their holdings in the Company to a total of 4.995% of the outstanding shares. Additionally, IGS received warrants to acquire a further 7.5 million shares of the Company's common stock at a price equivalent to the Volume Weighted Average Price for the 20 trading days beginning May 15, 2014. These warrants expire in three years and cannot be exercised before August 23, 2014 and carry a provision that the exercise thereof will require ISG to file with the Security and Exchange Commission.

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

Independence Shallow Target

Promising shallow and near surface mineralization has been identified. The Shallow Target contains an oxide target hosted entirely in the Pumpernickel Formation. To date over 130 drill holes and roughly eight (8) miles of underground workings have penetrated portions of this target, all of which have encountered highly anomalous to high grade mineralization. The principle limiting factor for surface/ shallow resources has been the lack of drilling information.  In addition, review of the work done by those which held interests in the property previously has identified  a total of 8 shallow near surface mineralized targets on the property with 4 of those being north of the Canyon Fault and 3 others where no mining has been performed and minimal geologic sampling and drilling work completed.  To date, we have spent over $3.3 million drilling, sampling and evaluating these targets.  A report on the detailed review of these targets and the results of the exploration and development program follows in Item 7 Management's Discussion and Analysis or Plan of Operation.

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

Mineral Ownership

We have negotiated and executed the claim purchase agreement to purchase the Wilson-Independence claims for $625,000 with payments due in April and August 2014, after which the Company will own the claims with a royalty of 2.125% due to Independence Gold and Silver Inc and a 1% net smelter royalty due to Gold Range LLC.

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

Item 4.     Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended April 30, 2014.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

The high and low bid prices of our common stock adjusted for the 20:1 reverse stock split effective May 30, 2014 for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)

Quarter Ended	High	Low
April 30, 2014	$0.0110	$0.0032
January 31, 2014	$0.0130	$0.0020
October 31, 2013	$0.0255	$0.0100
July 31, 2013	$0.0300	$0.0085
April 30, 2013	$0.0155	$0.0120
January 31, 2013	$0.0200	$0.0180
October 31, 2012	$0.0214	$0.0190
July 31, 2012	$0.0200	$0.0120

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares of common stock are issued in registered form.  The registrar and transfer agent for our shares of common stock is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, NV 89501 (Telephone: 1-775-322 0626; Facsimile: 1-775-322 5623). On August 26, 2014, the list of stockholders for our shares of common stock showed 350 registered stockholders and 21,482,702 shares of common stock outstanding.

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

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards, vested options, or stock awards outstanding as of April 30, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2014.

Recent Sales of Unregistered Securities

The table below summarized the issuance of shares during the year ended April 30, 2014

Description	# of shares
Common Stock Issued for services at $0.020	300,000
Common Stock Issued for Cash at $0.010 in Private Placement	3,225,000
Common Stock Issued for Cash at $0.015 in Private Placement	3,000,000
Common Stock Issued for Cash at $0.003 in Private Placement	27,000,000
Common Stock Issued for services at $0.024	3,000,000
Common Stock Issued for services at $0.0162	123,650
Common Stock Issued for services at $0.0148	1,419,450
Common Stock Issued for services at $0.0142	1,267,917
Common Stock Issued for Cash at $0.0060 in Private Placement	2,500,000
Common Stock Issued for claim purchase at $0.0065	15,169,137
Total	57,005,154

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2014 and April 30, 2013 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Successes and Accomplishments Fiscal Year 2014

During fiscal year 2014, we

•
identified and reviewed several funding options and proposals including discussions with a number of different companies and investment banks about transactions to provide the funds to bring the Independence Project to the brink of production.

•
negotiated and agreed to a binding Letter of Intent with Compass Holdings LLC. on a Joint Venture to bring $2.875 million in funding to advance the Independence Project. See Form 8-K filed April 29, 2014

•	renegotiated the claim purchase option with Independence Gold-Silver Mines Inc reducing the price from $3.0 million to approximately $1.2 million. See Form 8-K filed May 22, 2014

•	obtained approval from the shareholders to execute a 20:1 reverse stock split and change the name of the Company to Cibolan Gold both of which were completed on May 30, 2014

•
received $173,250 in funding during the year from private placements of our stock.  Since year end we have obtained an additional $16,200 in funding and funding commitments from private placements, $75,000 in payments from Compass Holding, LLC as related to our binding letter of intent, and $50,000 from the issuance of a convertible debenture.

•	announced that a bottle roll test at McClelland Laboratories, Inc evaluating a different reagent mix increased silver recoveries by almost 20%

•
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

•
initiated an update of the Technical Report in the Canadian National Instrument 43-101 format from the qualified person to the Toronto Ventures Exchange (TSX-V) to include all the work completed since fiscal year 2011.

•
received the right to extract water from the aquifer in Buffalo Valley at our 480 acres from The Office of the State Engineer, Department of Conservation and Natural Resources, Division of Water Resources of the state of Nevada; thereby ensuring that we have enough water to process the mineralized material at that site for gold recovery.

Plan of Operation

Fiscal Year 2015 –Permitting and Development Program

During fiscal year 2015, the Company is aggressively proceeding in finding and reviewing funding proposals and opportunities to further the progress of bringing the Independence project towards production.

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

Hill Zone

The Hill Zone was discovered as a part of the ongoing integration of current drill and analytical data with the historic geologic, geochemical and mining data. Historically, mineralization at the Independence mine was believed to be terminated to the north by the Canyon fault. Interpretation of Cibolan Gold drilling in the Independence target and historic gold-silver surface sampling data indicated the offset of the Canyon fault to be minimal and projected the favorable hosts and the mineralized zone to continue north of the Canyon Fault.  Drilling has extended the gold-silver mineralization an additional 1,000 feet to the north.  Although the indicated width and thickness of the Hill Zone mineralization is similar to the Independence target, mineralization remains open to the west, north east and at depth. Drilling results from previous operators suggest the Hill Zone mineralization may be significantly wider than that in the Independence target.

The following budget outline is anticipated to be necessary to move the Independence Project forward to the brink of production in the coming twelve months by either the Company or the Joint Venture with Compass Holdings LLC.

Direct exploration and development costs

Preliminary Pit Infill Drilling Program	150,000
Sunshine Drill Program	350,000
BLM Plan of Operations Review and Permitting	50,000
Mining, Metallurgical and Process Engineering and Design	100,000
Update Independent Technical Report	20,000
Complete check assays of the 2009-2010 Drill Program	20,000
Contingency	60,000

Total direct exploration and development costs	$750,000

Indirect costs
Office rent and other operating expenses	20,000
Wages and salaries and payroll related expenses	60,000
Insurance expenses	30,000
Investor Awareness Consultants	100,000
Other general and administrative expenses	55,000
Legal expenses	25,000

Total indirect costs	290,000

Total budget for the next twelve months	$1,040,000

Sunshine Target

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

These are original pulps from Noranda Minerals’ 1985 - 1989 diamond drill programs which have been maintained by the underlying property owners together with the entire original Noranda core library. Our consultants verified the location and chain of custody of the samples from the Great Basin Gold drilling program and submitted these samples for similar check assay. The results of these check assays were incorporated in the independent technical report Cibolan Gold completed and filed with Canadian Regulatory Authorities. The entire core from the Great Basin Drilling is also stored in the property’s core library.

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

We require additional funds of approximately $1.04 million to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2015.

General and Administrative Expenses

We expect to spend approximately $290,000 during the twelve-month period ending April 30, 2015 on general and administrative expenses including legal and auditing fees, rent, office equipment, investor awareness and other administrative related expenses.

Exploration and Development

We expect to spend approximately $750,000 on exploration and development, including engineering and permitting over the twelve months ending April 30, 2015, assuming we are successful in our capital raising efforts.  Refer to our budget of direct exploration and development activities in the table above.

Personnel Plan

We do not expect any material changes in the number of employees over the next twelve month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.  As at April 30, 2014, our only employees were our directors and officers.

Results of Operations for the Years Ended April 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2014 and 2013.

Our operating results for the years ended April 30, 2014 and 2013 are summarized as follows:

	Year Ended April 30
	2014		2013
Revenue	$	Nil	$	Nil
Operating Expenses		$614,711		$888,687
Net Loss		$681,557		$867,038

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended April 30, 2014 and April 30, 2013 are outlined in the table below:

	Year Ended April 30
	2014	2013
Depreciation and amortization	$647	$4,948
General and administrative	$29,960	$54,680
Management and consulting	$342,074	$556,692
Exploration and development	$159,179	$152,256
Professional fees	$82,851	$120,111

The expenditures on the Independence project during the year were $6,923 more than the prior year as identified in the exploration and development category. The increased costs were due to an increase in the assay costs.  We decreased our business development efforts as well as our investor awareness campaigns causing the significant decrease of $214,618 in the management and consulting costs of the Company in the current year.  We anticipate that the management and consulting costs should remain at these levels in future years as many of the contracted efforts undertaken were unfruitful in development of significant funding opportunities for the Company.  Cost decreases were incurred in fiscal year 2014 in Professional fees as the result of decreased legal work.

Liquidity and Financial Condition

Our total current assets at April 30, 2014 were $18,124 and our total current liabilities were $1,326,700 and we had a working capital deficit of $1,308,576 as compared to $666,083 as of April 30, 2013. Our financial statements report a net loss of $681,557 for the year ended April 30, 2014. We had cash in the amount of $4,624 as of April 30, 2014.

The Company received $16,200 in funding and funding commitments from private placements since April 30, 2014 and $75,000 in payments from Compass Holding, LLC as related to our binding letter of intent, and $50,000 from the issuance of a convertible debenture.

Cash Flows
	Year Ended April 30
	2014	2013
Net Cash (Used) by Operating Activities	$(344,953)	$(424,490)
Net Cash Provided/(Used) by Investing Activities	$(274,192)	$––
Net Cash Provided by Financing Activities	$619,052	$424,253
Increase/(Decrease) In Cash During The Period	$(93)	$(237)

Our cash balance will increase or remain constant based on the success of our fund raising activities. At present our operations only consume cash getting the project into production as quickly as funding and regulatory authorities will allow. The cash used in operating activities decreased $79,537 from 2013 to 2014 due to the decreased production and drilling activities occurring on the property.  Additionally, we had less consulting contracts in place during 2014 and significant amounts of contracted services were paid by common stock of the Company.

During 2014 we received $808 from the State as our reclamation bond requirement decreased by that amount and in 2013. Additionally, we negotiated the purchase of the Independence claims for $625,000 from IGS of which $275,000 was paid prior to year-end through proceeds received in the deposit on the joint venture with Compass Holdings LLC.

Cash provided by financing activities increased by $194,799 primarily by the deposit on funds received on the proposed joint venture with Compass Holdings used in deposit on the purchase of the Independence claims.

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

Independent Auditor's Report, dated September 3, 2014.

Independent Auditor's Report, dated August 13, 2013.

Consolidated Balance Sheets as at April 30, 2014 and 2013.

Consolidated Statements of Operations for the year ended April 30, 2014 and for the year ended April 30, 2013.

Consolidated Statements of Changes in Stockholders' Equity for the year ended April 30, 2014 and for the year ended April 30, 2013.

Consolidated Statements of Cash Flows for the year ended April 30, 2014 and for the year ended April 30, 2013.

Notes to the Consolidated Financial Statements.

1495 Ridgeview Drive, Ste. 200, Reno, Nevada 89519 Tel: 775.332.4200 · Fax: 775.332.4210 www.excelsisaccounting.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cibolan Gold Corporation (fka General Metals Corporation)

We have audited the accompanying consolidated balance sheet of Cibolan Gold Corporation (fka General Metals Corporation) as of April 30, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Cibolan Gold Corporation (fka General Metals Corporation) as of April 30, 2013, were audited by other auditors whose report dated August 13, 2013, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cibolan Gold Corporation (fka General Metals Corporation) as of April 30, 2014, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses, has not generated any revenue, and has negative cash flows. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Excelsis Accounting Group

Reno, NV
September 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cibolan Gold Corporation (fka General Metals Corporation)

We have audited the accompanying consolidated balance sheet of Cibolan Gold Corporation (fka General Metals Corporation) as of April 30, 2013, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended April 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cibolan Gold Corporation (fka General Metals Corporation) as of April 30, 2013, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s:/ Ingenium Accounting Associates
Reno, NV
August 13, 2013

Cibolan Gold Corporation and Subsidiaries
Consolidated Balance Sheets

	April 30	April 30
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$4,624	$4,717
Prepaid expenses	13,500	13,555

Total current assets	18,124	18,272

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Deposit on mineral claim purchase	373,599	-
Property and equipment, net	-	647
Other assets	34,430	35,238

Total other assets	1,089,712	717,568

Total assets	$1,107,836	$735,840

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$501,472	$472,331
Notes payable, current portion	5,864	5,421
Convertible debt, net of unamortized discount of $2,742 (2014) and $-0- (2013)	22,376	-
Mineral claims purchase and joint venture deposit liability	425,000
Accrued liabilities	266,683	148,417
Accounts payable to related parties	74,461	58,186
Derivative liability	30,844	-

Total current liabilities	1,326,700	684,355

Long-term liabilities
Notes payable, net of current portion	24,464	29,105

Total long-term liabilities	24,464	29,105

Total liabilities	1,351,164	713,460

Commitments and Contingencies

Stockholders' equity/(deficit)
Preferred stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-

Common stock, authorized 500,000,000
shares, par value $0.001, issued and
outstanding on April 30, 2014 and April 30, 2013
is 405,203,933 and 348,796,328 respectively	405,204	348,796

Additional paid-in capital	12,185,204	11,825,763
Accumulated deficit	(12,833,736)	(12,152,179)

Total stockholders' equity/(deficit)	(243,328)	22,380

Total liabilities and stockholders' equity/(deficit)	$1,107,836	$735,840

The accompanying notes are an integral part of these statements

Cibolan Gold Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended April 30,
	2014	2013
Revenue	$-	$-

Operating expenses
Depreciation and amortization	647	4,948
General and administrative	29,960	54,680
Management and consulting	342,074	556,692
Exploration and development	159,179	152,256
Professional fees	82,851	120,111

Total expenses	614,711	888,687

(Loss) from operations	(614,711)	(888,687)

Other income (expenses)
Interest expense	(37,573)	(8,153)
Other income	2,500	29,802
Financing costs	(1,274)	-
Loss on change in fair value of derivatives	(29,570)	-
Loss on foreign currency exchange	(929)	-

(Loss) before income taxes	(681,557)	(867,038)

Provision for income taxes	-	-

Net (loss)	$(681,557)	$(867,038)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic & Diluted	363,975,874	322,377,724

The accompanying notes are an integral part of these statements

Cibolan Gold Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

				(Deficit)
				Accumulated
	Common Stock			During	Total
	Issued		Paid in	Exploration	Equity/
	Shares	Amount	Capital	Stage	(Deficit)
Balance, April 30, 2012	294,195,232	$294,194	$10,976,553	$(11,285,141)	$(14,394)

Common Stock issued for Cash at $0.015
in Private Placement	3,942,295	3,942	55,192		59,134
Common Stock Issued for services
at $0.016	1,057,705	1,058	15,760		16,818
Common Stock Issued for services
at $0.021	2,141,284	2,141	42,859		45,000
Common Stock Issued for services
at $0.022	500,000	500	10,500		11,000
Common Stock Issued for services
at $0.025	969,364	970	23,030		24,000
Common Stock issued for Cash at $0.015
in Private Placement	10,999,999	11,000	154,000		165,000
Common Stock issued for Cash at $0.0175
in Private Placement	25,714	26	424		450
Common Stock Issued for services
at $0.0132	8,000,000	8,000	97,600		105,600
Common Stock Issued for services
at $0.0169	1,420,904	1,421	22,579		24,000
Common Stock Issued for services
at $0.019	384,925	385	6,929		7,314
Common Stock Issued for services
at $0.02	850,000	850	16,150		17,000
Common Stock Issued for services
at $0.0213	1,911,783	1,912	38,809		40,721
Common Stock Issued for services
at $0.024	2,000,000	2,000	46,000		48,000
Common Stock issued for Cash at $0.015
in Private Placement	4,000,000	4,000	56,000		60,000
Common Stock Issued for services
at $0.022	1,090,952	1,091	22,909		24,000
Common Stock Issued for services
at $0.02	1,250,000	1,250	23,750		25,000
Common Stock issued for Cash at $0.015
in Private Placement	9,512,200	9,512	133,333		142,845
Common Stock Issued for services
at $0.02	925,000	925	17,575		18,500
Common Stock Issued for services
at $0.0206	1,307,557	1,308	25,692		27,000
Common Stock Issued for services
at $0.027	130,000	130	3,380		3,510
Common Stock Issued for services
at $0.0195	1,381,414	1,381	25,619		27,000
Common Stock Issued for services
at $0.0149	800,000	800	11,120		11,920
Net (Loss)				(867,038)	(867,038)
Balance, April 30, 2013	348,796,328	348,796	11,825,763	(12,152,179)	22,380

Cibolan Gold Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity (continued)

				(Deficit)
				Accumulated
	Common Stock			During	Total
	Issued		Paid in	Exploration	Equity/
	Shares	Amount	Capital	Stage	(Deficit)
Common Stock issued for Cash at $0.010
in Private Placement	1,225,000	1,225	11,025		12,250
Common Stock Issued for services
at $0.02	300,000	300	5,700		6,000
Common Stock issued for Cash at $0.015
in Private Placement	3,000,000	3,000	42,000		45,000
Common Stock issued for Cash at $0.010
in Private Placement	2,000,000	2,000	18,000		20,000
Common Stock Issued for services
at $0.024	3,000,000	3,000	69,000		72,000
Common Stock issued for Cash at $0.003
in Private Placement	15,000,000	15,000	30,000		45,000
Common Stock Issued for services
at $0.016	123,650	124	1,876		2,000
Common Stock Issued for services
at $0.0148	1,419,450	1,420	19,580		21,000
Common Stock Issued for services
at $0.0142	1,267,917	1,268	16,732		18,000
Common Stock issued for Cash at $0.003
in Private Placement	12,000,000	12,000	24,000		36,000
Common Stock issued for Cash at $0.006
in Private Placement	1,500,000	1,500	7,500		9,000
Common Stock issued for Cash at $0.006
in Private Placement	1,000,000	1,000	5,000		6,000
Common Stock Issued for claim purchase
at $0.0065	15,169,137	15,169	83,430		98,599
Common stock cancelled and returned
by board originally issued for services	(597,549)	(598)	598		-
Beneficial conversion feature
related to convertible debt			25,000		25,000
Net (Loss)				(681,557)	(681,557)
Balance, April 30, 2014	405,203,933	405,204	12,185,204	(12,833,736)	(243,328)

The accompanying notes are an integral part of these statements

Cibolan Gold Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended April 30,

	2014	2013
Operating activities
Net loss	$(681,557)	$(867,038)
Adjustments to reconcile net loss
Stock issued for services	122,493	379,532
Non-cash financing costs and amortization of debt discount	53,220	-
Depreciation and amortization	647	4,948
Stock-based compensation	-	105,600
Change in assets and liabilities
(Increase)/decrease in prepaid expenses	(3,438)	(5,783)
Increase/(decrease) in accounts payable and related party payables	45,416	(78,220)
Increase/(decrease) in accrued liabilities	118,266	36,471

Net cash used by operating activities	(344,953)	(424,490)

Investment activities
Deposit on mineral property	(275,000)	-
Deposit on reclamation bond	808	-

Net cash provided/(used) by investment activities	(274,192)	-

Financing activities
Proceeds from loans from related parties	15,850	-
Repayments of loans from related parties	(15,850)	-
Proceeds from deposit on joint venture	425,000
Repayments of debt	(4,198)	(3,176)
Proceeds from issuance of convertible debt	25,000	-
Proceeds from the sale of stock	173,250	427,429

Net cash provided by financing activities	619,052	424,253

Net increase / (decrease) in cash	(93)	(237)

Cash, beginning of period	4,717	4,954

Cash (Cash overdraft), end of period	$4,624	$4,717

Supplemental Information:
Interest paid	$15,197	$8,153
Income taxes paid	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$-	$3,493
Stock issued for deposit on mineral property	$98,599	$-
Unamortized debt discount	$2,742	$-

The accompanying notes are an integral part of these statements

Cibolan Gold Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(For the periods ended April 30, 2014 and 2013)

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

The accompanying consolidated financial statements include the accounts of Cibolan Gold Corporation and its wholly owned subsidiary, General Gold Corporation. Collectively, they are referred herein as the Company. All inter-company balances and transactions have been eliminated on consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At April 30, 2014, the Company had an accumulated loss of $12,833,736, a cash balance of $4,624, no revenue, $1,676,700 in current liabilities and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of April 30, 2014 the Company had no cash equivalents.

Cibolan Gold Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(For the periods ended April 30, 2014 and 2013)

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets, which range from three to seven years.

Following is a summary of property and equipment at April 30, 2014 and April 30, 2013:

	Fiscal Year Ended
	April 30, 2014	April 30, 2013
Furniture and Equipment	$8,848	$8,848
Vehicles	23,768	23,768
Less: Accumulated Depreciation	(32,616)	(31,969)
Property and Equipment, Net	$-	$647

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

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accrued liabilities, notes payable and amounts due to related parties. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities and amounts due to related parties approximates their carrying values due to the immediate or short term maturity of these financial instruments.

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

Reclamation Liabilities and Asset Retirement Obligations

Minimum standards for site reclamation and closure have been established by various government agencies that affect certain areas of our operations. The Company calculates estimates of reclamation liabilities based on current laws and regulations and the expected undiscounted future cash flows to be incurred in reclaiming, restoring, and closing of operating mine sites. US GAAP requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. It further requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it when a recoverable asset (long-lived asset) can be realized.

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

Cibolan Gold Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(For the periods ended April 30, 2014 and 2013)

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

Stock Issued For Services

The Company on occasion issues equity and equity linked instruments to non-employees in lieu of cash for the receipt of goods and services.   The applicable GAAP establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In these transactions, we issue unregistered and restricted equity instruments along with equity-linked instruments (warrants) that are convertible into unregistered and restricted shares of our common stock.

While we have shares of freely-traded stock with a quoted market price (a Level 1 input within the GAAP hierarchy), the fair value of the unregistered and restricted shares by the Company as valued by the quoted market price does not necessarily reflect the economic substance of the transactions, correspondingly, the quoted market price is not the most reliably measurable fair value.   We made this determination based upon the review of the liquidity restrictions in our stock based upon average trading volume and the circumstances surrounding the issuance of private placements to accredited investors for cash in which each placement consists of one unit. Each unit is defined as one common share and one common share purchase warrant and the unit price is readily ascertainable.

In situations in which we issue unregistered restricted common shares and equity-linked instruments in exchange for goods and services, and the value of the goods and services are not the most reliably measurable, we recognize the fair value of the unregistered restricted equity instruments based on the quoted market prices (a Level 1 input within the GAAP hierarchy).   We have determined this methodology reflects the risk adjusted fair value of our unregistered restricted equity instruments using a commercially reasonable valuation technique.

Comprehensive Loss

US GAAP established standards for the reporting and display of comprehensive income and its components in the financial statements. As of April 30, 2014 and 2013, the Company had no items that represent comprehensive income or loss.

Recently Issued Accounting Pronouncements

As of the date of this filing, the Company has implemented accounting standards update 2014-10, Development Stage Entities as codified in Topic 915 which eliminates the inception-to-date reporting for development state entities. Adoption of this new guidance was permitted early for any financial statements not yet issued as of the date of the guidance. Adoption of this new guidance resulted in the removal of the inception-to-date reporting in the financial statements and certain related disclosures.

NOTE 3. RELATED PARTY TRANSACTIONS

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $39,797 and $23,522 relating to hours incurred and reimbursable expenses paid by Forbush and Associates on behalf of the Company at April 30, 2014 and April 30, 2013, respectively which is reflect as accounts payable to related parties. In fiscal year 2014, Forbush and Associates charged $25,175 for services provided in preparation of the form 10-K for the period ended April 30, 2013 and the 10-Qs for the periods ended July 31, 2013, October 31, 2013, and January 31, 2014.

In fiscal year 2013, Forbush and Associates charged $26,912 in professional fees included in Management and consulting.

Mr. Forbush also receives wages from the Company in accordance with his employment as an officer of the Company. Mr. Forbush is owed $245,000 and $130,000 in unpaid gross wages as of April 30, 2014 and April 30, 2013 respectively which is included in accrued liabilities. In addition, Mr. Forbush incurs certain reimbursable expenses related to travel and other expenses for his position as CEO and President. Mr. Forbush was owed $20,928 and $8,491 for expenses incurred during the years ended April 30, 2014 and 2013, respectively. Reimbursable expenses are recorded as part of the trade accounts payable as of the year ends.

As of April 30, 2014 and April 30, 2013, $36,600 and $0 respectively is due to Larry Bigler, P.K. Rana Medhi, Shane Dyer, and Walter A. “Del” Marting, for reimbursable expenses incurred in their position as members of the Board of Directors and fees related thereto. Any amounts owing are included in trade accounts payable at the end of the respective year.

On December 17, 2010, Dan Dyer was appointed as a member of the Board of Directors and is also a principal in Dyer Engineering Consultants. On June 1, 2011, Dan Dyer resigned as a director. In September 2011, Shane K Dyer, also a principal in Dyer Engineering Consultants, was nominated for election to the Board of Directors and was elected during the Annual Shareholders meeting.   Dyer Engineering Consultants provides mine permitting, engineering and leach pad design services at the Independence project. As of April 30, 2014 and April 30, 2013, Dyer Engineering Consultants is owed $34,663 for services rendered respectively. During fiscal 2014 and 2013, we incurred $0 and $1,820 respectively, related to exploration expenses with Dyer Engineering. Any amounts owing Dyer Engineering are included in accounts payable to related parties at the end of the fiscal year.

Cibolan Gold Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(For the periods ended April 30, 2014 and 2013)

The interim President, CFO, former and current members of the Board of Directors, and members of the Advisory Board have provided short-term financing to the Company in the form of demand notes with no fixed or determinable repayment dates. Mr. Forbush provided notes in the amount of $10,850 during the year ending April 30, 2014 that were all repaid within the year. Mr. Bigler provided a demand note in the amount of $5,000 during the year ending April 30, 2014 that was repaid within the year.

During fiscal 2014 and fiscal 2013, Walter “Del” Marting provided certain advisory services to the company in assistance to the CEO with a potential listing on the Toronto stock exchange and later in completion and diligence related to the Open Gold Asset Purchase and Assignment definitive agreement. Mr. Marting is a principle of M&M Advisors. The Company contracted with M&M Advisors to work described above. M&M Advisors is owed $20 and $0 as of April 30, 2014 and April 30, 2013 respectively. M&M Advisors incurred $8,000 and $31,000 of fees recorded as part of management and consulting as of April 30, 2014 and April 30, 2013 respectively.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 preferred shares with a par value of $0.001 per share. As of April 30, 2014 and 2013, no preferred stock has been issued and is outstanding.

Common Stock

The Company is authorized to issue 500,000,000 common shares with a par value of $0.001 per share at April 30, 2014.

The following detail of the Company’s common stock transactions includes only the two years ended April 30, 2014 and 2013. For previous transactions please refer to the appropriate period Form 10-K on file with the Securities and Exchange Commission. All statements and footnotes have been adjusted to reflect post-split values.

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

During the three months ended October 31, 2013, we issued a total of 8,000,000 shares; 3,000,000 shares were issued for services valued at $72,000 to vendors; 3,000,000 shares were issued for cash to investors in private placement at $0.015 per share for receipt of cash totaling $45,000; and 2,000,000 shares were issued for cash to investors in private placement at $0.010 per share for receipt of cash totaling $20,000.

Cibolan Gold Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(For the periods ended April 30, 2014 and 2013)

During the three months ended January 31, 2014, we issued a total of 17,811,017 shares; 2,811,017 shares were issued for services valued at $41,000 to vendors; 15,000,000 shares were issued for cash to investors in private placement at $0.003 per share for receipt of cash totaling $45,000.

During the three months ended April 30, 2014, we issued a total of 29,669,137 shares and had 597,549 shares returned by a former Director; 15,169,137 shares were issued for purchase of the mineral claims from Independence Gold and Silver valued at $98,599; 12,000,000 shares were issued for cash to investors in private placement at $0.003 per share for receipt of cash totaling $36,000; 2,500,000 shares were issued for cash to investors in private placement at $0.006 per share for receipt of cash totaling $15,000.

Warrants (Non-employee)

As part of certain equity private placement transactions, the Company issues warrants. The following table illustrates the warrant activity for the periods ending April 30, 2014 and 2013.

	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2012	22,170,776	$0.005
Granted	35,378,865	0.02
Exercised	––	––
Forfeited/Expired	(15,970,776)	0.05

Outstanding at April 30, 2013	41,578,865	0.04

Granted	18,475,000	0.01
Exercised	––	––
Forfeited/Expired	(8,899,999)	0.05

Outstanding at April 30, 2014	51,153,866	0.02

	Warrants Outstanding
Range price ($)	Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.030	13,503,866	0.78 years	$0.030
$0.020	25,400,000	0.51 years	$0.020
$0.013	7,250,000	2.86 years	$0.013
$0.005	5,000,000	2.65 years	$0.005

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

Cibolan Gold Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(For the periods ended April 30, 2014 and 2013)

At April 30, the income tax expense (benefit) consisted of the following:

	2014	2013
Current	$––	$––
Deferred	––	––
Total tax (benefit)	$––	$––

At April 30, gross deferred tax assets and liabilities consisted of the following:

	2014	2013
Deferred Tax Inventory
NOL	$3,896,806	$3,659,000
Stock compensation expense	––	––
Installment sale gain	––	––
Impairment loss	––	––
Investments	––	––
Property, plant & equipment	(191)	(65)
Gross deferred tax assets	3,896,615	3,658,935
Less: Valuation allowance	(3,896,615)	(3,658,935)
Net deferred tax assets	$––	$––

At April 30, the income tax expense (benefit) differs from the amount obtained by applying the U.S. federal statutory rate to income before income taxes as follows:

	2014	2013
Tax rate reconciliation
Federal statutory rate	35%	35%
Tax at federal statutory rate	35.00%	35.00%
Permanent differences	(0.20)	(0.10)
Net operating loss carry forward	(34.70)	(34.40)
Installment sale	--	--
Unrealized gain (loss)	--	--
Other temporary differences, net	(0.10)	(0.50)
Total	0.00%	0.00%

As of April 30, 2014, the Company had a federal net operating loss carry forward of approximately $11.1 million. The federal net operating loss carry forward expires beginning in fiscal 2026. Utilization of net operating losses may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carry forward may expire before full utilization.

The Company reviews its tax positions to determine whether it is more likely than not that they will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, the Company measures the tax position to determine the amount to recognize in the financial statements.

As of April 30, 2014 and 2013 there were no positions that did not meet the more-likely-than-not threshold.

NOTE 6. MINERAL PROPERTY

Independence Mine

The Company’s Mineral property valued at $613,941 and $613,941 as of April 30, 2014 and April 30, 2013 respectively consists of the acquisition cost of the Independence Mining Claims located in Lander County, Nevada. In fiscal year 2014, the Company issued 15.2 million shares in exercise of the purchase of the claims from Independence Gold and Silver at a fair value of $98,599 and committed to pay $625,000, of which $275,000 was paid prior to April 30, 2014, to purchase the Independence claims from the prior owner recorded as deposit on mineral claim purchase. The Company continues to explore and develop the mining claims.

For the years ended April 30, 2014 and 2013, the Company incurred costs of $159,179 and $152,256, respectively, for the on-going exploration and development. Since obtaining the rights, the Company has expensed $3,328,884 associated with these activities.

If the Company successfully establishes proven and probable reserves, additional development costs will be capitalized and depleted using the units of production method. With the current market price for gold, silver and platinum, the Company renegotiated its royalty rate with the partial purchase of the claims executed in April 2014 to pay a royalty of 2.125% of all future production of these precious metals, if any.  In addition, any future production is subject to a 1% net smelter royalty obligation payable to Gold Range, LLC.

As of April 30, 2014, there were no proven or probable reserves associated with the Independence Mining Claim.

Cibolan Gold Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(For the periods ended April 30, 2014 and 2013)

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

Future principal repayments at April 30, 2014 are as follows:

Short-term Note Payable & Secured Note Payable
2015	$5,864
2016	5,242
2017	5,786
2018	6,386
2019	7,050
Thereafter	-
Total	$30,328

On November 27, 2013, the Company entered in a convertible debenture for $25,000. Under terms of the debenture the amount is due and payable on May 19, 2014 with a stated interest rate of 12% per annum. The debenture is convertible into common shares of the Company at any time by the holder of the note at a conversion price equal to a 60% discount of the lower of a) the average of the lowest three closing prices in the previous 10 trading days immediately prior to the execution of the note or b) the average of the lowest three closing prices in the previous 10 trading days immediately prior to notice of conversion. The Company may prepay the note anytime up until the date of maturity in consideration for cash equal to 125% of the outstanding balance plus accrued interest.  A total of $22,376 of interest has been accreted for the year ended April 30, 2014 and the unamortized discount was $2,742 as of April 30, 2014 related to the intrinsic value of the beneficial conversion feature. The company will recognize the remaining unamortized discount over the remaining .5 months till maturity of the convertible note. As of April 30, 2014, the convertible note may be converted into approximately 15,331,555 common shares of the Company.

NOTE 8. COMMITMENTS & CONTINGENCIES

The Company sublets office space under a cancelable operating lease at $1 per year. Additionally, the Company rents a storage facility to store unused furniture and equipment and samples from the mineral property which is leased on a month-to-month basis. Rent expense was approximately $540 in fiscal 2014, and $1,080 in fiscal 2013.

Under the mineral claims purchase agreement with IGS, the Company owed an additional payment of $350,000 to complete the purchase and transfer of the ownership of the claims.  As of the date of this filing and due to the cancellation of the letter of intent with Compass Holdings, the Company has not made the payment.

Due to the cancellation of the binding letter of intent with Compass Holdings LLC, Compass has requested repayment of $500,000 on October 1, 2014 of which $275,000 was advanced for the deposit on the mineral purchase claims in April 2014, $150,000 was advanced to IGS in remittance of principal amounts due under the advanced minimum royalty in April 2014 and $75,000 was advanced in July 2014 to the Company for general operating purposes.

NOTE 9. SUBSEQUENT EVENTS

The Company received $16,200 in funding and funding commitments from private placements since April 30, 2014, $75,000 in payments from Compass Holding LLC as related to our binding letter of intent and $50,000 from the issuance of a convertible debenture.

On August 20, 2014, the Company received notice from Compass Holdings LLC to terminate the letter of intent dated April 15, 2014.  With the termination of the agreement, Compass has requested repayment of the initial contribution of $425,000 plus $75,000 that was forwarded to the Company after April 30, 2014 by October 1, 2014 while retaining a 1/2% net smelter royalty as identified in the Letter of Intent.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 16 2014, Ingenium Accounting Associates (“Ingenium”) resigned as the Company’s independent registered public accounting firm.

In connection with the audits of the Company’s financial statements for the two most recent fiscal years ended April 30, 2012 and April 30, 2013 and subsequent interim periods through the date of change, there were no disagreements with Ingenium  on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ingenium  would have caused Ingenium to make reference to the matter in their report. The reports on the financial statements prepared by Ingenium  for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except that Ingenium expressed in their reports substantial doubt about our ability to continue as a going concern.

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

As of April 30, 2014, the year-end covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective due to: segregation of duties not maintained, found material adjustments and lack of knowledge on how to record complex transactions.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of April 30, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

As of April 30, 2014, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (also our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our  year ended April 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Daniel J. Forbush (1)	Chief Executive Officer, President, Chief Financial Officer and Director	61	March 23, 2007
Larry Max Bigler (2)	Independent Director	66	December 18, 2007
Walter A. Marting, Jr. (3)	Independent Director	67	July 1, 2011
Shane K. Dyer (4)	Independent Director	34	September 16, 2011
(1)        Mr. Forbush was appointed Chief Executive Officer on December 17, 2010 and President December 30, 2010.
(2)        Mr. Bigler resigned as an Independent Director May 2010 and was reappointed an Independent Director December 17, 2010.
(3)        Mr. Marting was appointed as an Independent Director on July 1, 2011.
(4)        Mr. Dyer was elected as a member of the Board of Directors on September 16, 2011.

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

Daniel J. Forbush, CPA, MBA – President, Chief Executive Officer, Chief Financial Officer and Director

Daniel J. Forbush, a Certified Public Accountant brings over 30 years of mining industry experience. Mr. Forbush’s diverse background in financial management includes positions at such Fortune 500 firms as Glamis Gold, Ltd., AMOCO, TENNECO and Arthur Andersen & Company. Beginning in 1999, Mr. Forbush focused on start-up opportunities including the building of a public accounting firm (Forbush and Associates) since November 2000 and business consulting firm (Core Business Builders Inc.) since January of 2004, and has functioned as Chief Financial Officer and Treasurer for a $25 million residential development and building contractor and a number of other smaller enterprises. He was initially recruited as Controller for Glamis Gold, Inc., the U.S. operating entity of Glamis Gold, Ltd. serving therein from 1988 to 1997 and Chief Financial Officer and Treasurer from 1997 to 1999, for Glamis Gold, Ltd., directing all aspects of financial, administrative and operations management for this $200MM NYSE-listed, multi-national corporation. Prior experience includes Corporate Director of Managerial Accounting, Echo Bay Mines, Ltd., 1986-1987. Nevada Operations Controller for Tenneco Minerals prior to its acquisition by Echo Bay Mines; General Accounting Supervisor for AMOCO; Assistant Controller for Cyprus Industrial Minerals Company; and, Senior Auditor for Arthur Andersen & Company.

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

Shane K Dyer – Independent Director

Shane K. Dyer of Reno, NV is a Registered Professional Engineer and a Registered Water Rights Surveyor, with over 10 years experience in the Engineering Consulting Industry specifically in the design and permitting of mining operations including leach pad and waste dump designs, water resource engineering and business management.  Currently Vice President at Dyer Engineering Consultants, Inc. with a track record of producing excellent design, and project management results for clients in the United States and internationally, Mr. Dyer holds a Masters Degree in Civil engineering with a minor in Business Management from Brigham Young University. Serves as the Director of Permitting and Finance at Key Medical, Inc. a National Medicare Accredited DMPOS. Mr. Dyer has a strong technical background and is  innovative in problem solving and design.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2014, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Daniel Forbush	1	1	Nil
Larry Max Bigler	1	3	Nil
Walter A Marting, Jr.	1	3	Nil
Shane K. Dyer	1	3	Nil

Board and Committee Meetings

Our board of directors held 4 formal meetings during the year ended April 30, 2014.  All other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended April 30, 2014, there are three standing committees of the board of directors, the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

Nominating and Corporate Governance Committee, Director Nomination and Independence

Nominating and Corporate Governance Committee

Currently our Nominating and Corporate Governance Committee consists of Shane K. Dyer, Chairman and Larry Max Bigler.   The Nominating and Corporate Governance Committee (the “Nominating Committee”) is established by the Board to assist in:

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

During fiscal 2014, there was two meetings held by the nominating and corporate governance committee.  Since May 1, 2014, the committee has not held a meeting.

Director Selection Process and Review of Director Nominees

We have established a process for identifying and nominating director candidates which we expect will result in the election of a highly-qualified and dedicated Board of Directors.  The following is an outline of the process for the nomination of candidates for election to the Board of Directors: (a) the Chief Executive Office, the Nominating and Corporate Governance Committee or other members of the Board of Directors identify the need to add new Board members either to fill vacancies or to enhance the mix of qualifications, skills and experience represented on the Board of Directors (b)  the Committee coordinates the search for qualified candidates with input from management and other Board members,  (c) the Committee may engage a third party consultant to help identify and evaluate candidates for membership to the Board of Directors, if it deems such engagement is necessary and appropriate, (d) selected member of management and the Board of Directors interview prospective candidates; and (e) The Committee recommends a nominee, which it believes will serve the best interests of Cibolan Gold Stockholders.

The Board of Directors has determined that directors should possess the following minimum qualifications: (a) the highest personal and professional ethics, integrity, and values; (b) commitment to representing the long-term best interests of the stockholders and (c) sufficient time to effectively fulfill the duties of a Board member.  Candidates suggested by shareholders will be considered on the same basis as any other candidate.   Any stockholder proposing a nomination should submit such candidate’s name, along with curriculum vitae or other summary of qualifications experience and skills to the Secretary, Cibolan Gold Corporation, 1155 West Fourth Street Suite 210, Reno, NV 89503, USA

Cibolan Gold Corporation considers diversity, age and skills in deciding on nominees.  The Nominating and Corporate Governance Committee reviews these matters through discussion at meetings of the committee.  In evaluating a director candidate, the committee considers factors that are in the best interests of the Company and its stockholders.

Director Independence

We currently act with four (4) directors, consisting of Shane K. Dyer, Walter A. Marting, Jr., Larry Max Bigler and Daniel J. Forbush.  We have determined that Walter A. Marting, Jr., Shane K. Dyer and Larry Max Bigler qualify as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Audit Committee and Audit Committee Financial Expert

Audit Committee

Currently our audit committee consists of Larry Max Bigler, Chairman, and Walter A. Marting, Jr.  The function of the audit committee is to meet with our independent auditors at least annually to review, upon completion of the annual audit, financial results for the year, as reported in our financial statements; recommend to the Board the independent auditors to be retained; review the engagement of the independent auditors, including the scope, extent and procedures of the audit and the compensation to be paid therefore; assist and interact with the independent auditors in order that they may carry out their duties in the most efficient and cost effective manner; and review and approve all professional services provided to us by the independent auditors and considers the possible effect of such services on the independence of the auditors.

During fiscal 2014, there were 4 meetings held by the audit committee.  The minutes of the proceedings of the audit committee are filed with the corporate records.

Audit Committee Financial Expert

Our board of directors has determined that Larry Max Bigler of its audit committee qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Compensation Committee

Our compensation committee consists of Shane K. Dyer, Chairman, and  Larry Max Bigler.  Members of the compensation committee are independent within the meaning of GNMT directors' independence standards and also are non-employee directors within the meaning of Rule 16b-3 of the Exchange Act. The compensation committee will be composed of minimum of 2 (two) independent directors and will not exceed more than 5 (five) independent directors.  The committee will meet at least 2 (two) times annually to review various responsibilities as outlined below and periodically revise committee's charters.  To assist in carrying out its responsibilities, the compensation Committee will receive reports and   recommendations from the CEO and the management, from an outside independent compensation consultant, if retained and its own legal or other advisors. The committee will report to the full board its recommendations during regular Board of Directors meetings.

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

During fiscal 2014, there were 2 meetings held by the compensation committee.  The minutes of the proceedings of the compensation committee are filed with the corporate records.

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

Procedure for Submitting Shareholder Proposals Related to Nominee as Director

See “Procedures for Submitting Shareholder Proposals” above.

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated by reference as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Cibolan Gold Corporation, 1155 West Fourth Street, Suite 210, Reno, NV 89503.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

·	our principal executive officer;

·	our one most highly compensated executive officer who were serving as executive officer at the end of the years ended April 30, 2014 and 2013; and

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Daniel Forbush President, CEO, CFO and Director	2014 2013	120,000 120,000	Nil Nil	Nil 26,400	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 146,400

(1)
The value of perquisites and other personal benefits, securities and property for the officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus and is not reported herein.

Compensation Plans

As of April 30, 2014, we did not have any compensation plans in place.  However, we may issue stock and equity linked instruments to our directors, officers and employees in the future, upon adoption of a stock option plan.

 Stock Options/SAR Grants

During the periods presented in this report, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended April 30, 2014 or April 30, 2013 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2014.

 Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  Effective May 1, 2011, the compensation of Directors was $1,000 per month for their services and $1,000 per month for fulfilling their committee assignments.   The Directors also receive Stock Incentive Grants from time to time as authorized by the Board.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

The following table sets forth a summary of the compensation paid to our non-employee directors in the year ended April 30, 2013:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry Bigler	24,000	Nil	Nil	Nil	Nil	Nil	24,000
Shane Dyer	24,000	Nil	Nil	Nil	Nil	Nil	24,000
Walter A. Marting	24,000	Nil	Nil	Nil	Nil	Nil	24,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 5, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. (Amounts reflect the 20:1 reverse stock split effected in May 2014)

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Walter A. Marting, Jr. Reno, Nevada	299,009	1.39%
Larry Max Bigler Reno, Nevada	431,114	2.01%
Shane K. Dyer Reno, Nevada	299,009	1.39%
Daniel J. Forbush Sparks, Nevada	918,750	4.28%
Directors and Executive Officers as a Group (4 persons)	1,947,882	9.07%

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 5, 2014.  As of August 5, 2014, there were 21,482,702 shares of our company’s common stock issued and outstanding.

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

Director Independence

We currently act with four directors, consisting of Walter A. Marting, Jr., Shane Dyer, Larry Max Bigler, and Daniel Forbush. We have determined that Walter A. Marting, Jr., Larry Max Bigler, and Shane K. Dyer are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2014 and for fiscal year ended April 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30
	2014 ($)	2013 ($)
Audit Fees	39,000	50,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	39,000	50,500

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

CIBOLAN GOLD CORPORATION
/s/ Daniel J. Forbush
Daniel J. Forbush
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: September 3, 2014

/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
Date: September 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer, Chief
/s/ Daniel J. Forbush	Financial Officer and Director	September 3, 2014
Daniel J. Forbush

/s/ Walter A. Marting, Jr.	Director	September 3, 2014
Walter A. Marting, Jr.

/s/ Shane K. Dyer	Director	September 3, 2014
Shane K. Dyer

/s/ Larry Max Bigler	Director	September 3, 2014
Larry Max Bigler