Form 10-Q
period 2014-07-31
Cibolan Gold Corp
filed 2014-10-14
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014
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

21,562,602 common shares issued and outstanding as of September 30, 2014

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Cibolan Gold Corporation

Condensed Consolidated Balance Sheet

	July 31	April 30
	2014	2014
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	51,721	$4,624
Prepaid expenses	9,000	13,500

Total current assets	60,721	18,124

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Deposit on mineral claim purchase	373,599	373,599
Other assets	34,430	34,430

Total other assets	1,089,712	1,089,712

Total assets	$1,150,433	$1,107,836

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$470,931	$501,472
Notes payable, current portion	4,867	5,864
Convertible debt, net of discount $47,235 (2014) and $2,742 (2013)	4,678	22,376
Mineral claims purchase and joint venture deposit liability	500,000	425,000
Accrued liabilities	289,022	266,683
Accounts payable to related parties	65,846	74,461
Derivative liability	-	30,844

Total current liabilities	1,335,344	1,326,700

Long-term liabilities
Notes payable, net of current portion	23,509	24,464

Total long-term liabilities	23,509	24,464

Total liabilities	1,358,853	1,351,164

Commitments and Contingencies

Stockholders' equity/(deficit)
Preferred stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-

Common stock, authorized 500,000,000
shares, par value $0.001, issued and
outstanding on July 31, 2014 and April 30, 2014
is 21,562,602 and 20,260,229 respectively	21,563	20,260

Additional paid-in capital	12,856,294	12,570,148
Accumulated deficit	(13,086,277)	(12,833,736)

Total stockholders' equity/(deficit)	(208,420)	(243,328)

Total liabilities and stockholders' equity/(deficit)	$1,150,433	$1,107,836

The accompanying notes are an integral part of these statements

Cibolan Gold Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three months ended July 31,
	2014	2013
Revenue	$-	$-

Operating expenses
Depreciation and amortization	-	125
General and administrative	9,289	11,335
Management and consulting	189,528	59,509
Exploration and development	5,590	1,121
Professional fees	36,086	25,441

Total expenses	240,493	97,531

(Loss) from operations	(240,493)	(97,531)

Other income (expenses)
Interest expense	(8,732)	(2,743)
Financing costs	(3,316)	-

(Loss) before income taxes	(252,541)	(100,274)

Provision for income taxes	-	-

Net (loss)	$(252,541)	$(100,274)

Loss per common share:
Basic & Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic & Diluted	21,391,997	17,456,080

The accompanying notes are an integral part of these statements

Cibolan Gold Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended July 31,

	2014	2013
Operating activities
Net loss	$(252,541)	$(100,274)
Adjustments to reconcile net loss
Stock issued for services	63,000	8,710
Non-cash financing costs and amortization of debt discount	8,823	-
Depreciation and amortization	-	125
Stock-based compensation	108,698	-
Change in assets and liabilities
(Increase)/decrease in prepaid expenses	4,500	1,556
Increase/(decrease) in accounts payable	(38,355)	42,919
Increase/(decrease) in related party accounts payable	(8,615)	(2,515)
Increase/(decrease) in accrued liabilities	22,339	27,726

Net cash used by operating activities	(92,151)	(21,753)

Investment activities

Net cash provided/(used) by investment activities	-	-

Financing activities
Proceeds from loans from related parties	-	5,000
Proceeds from deposit on joint venture	75,000
Repayments of debt	(1,952)	(148)
Proceeds from issuance of convertible debt	50,000	-
Proceeds from the sale of stock	16,200	12,250

Net cash provided by financing activities	139,248	17,102

Net increase / (decrease) in cash	47,097	(4,651)

Cash, beginning of period	4,624	4,717

Cash (Cash overdraft), end of period	$51,721	$66

Supplemental Information:
Interest paid	$3,225	$2,743
Income taxes paid	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$-	$783
Stock issued as reduction of accrued expenses	$-	$6,000
Stock issued for conversion of debt	$57,365	$-

The accompanying notes are an integral part of these statements

Cibolan Gold Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2014, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2013 audited financial statements.  The results of operations for the period ended July 31, 2014 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements include the accounts of Cibolan Gold Corporation and its wholly owned subsidiary, General Gold Corporation.  Collectively, they are referred herein as the Company.  All inter-company balances and transactions have been eliminated on consolidation.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements have been issued since the filing of the Company’s Form 10-K on September 4, 2014 for the fiscal year ended April 30, 2014 that are likely to have a material impact on the Company’s financial position, results of operations, or cash flows. In the prior year, we adopted Accounting Standards Updated 2014-10, which changed disclosure for requirements for development (exploration) stage entities.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the three months ended July 31, 2014.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2014 and filed with the Securities Exchange Commission on September 4, 2014.

Cibolan Gold Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended July 31, 2014, we issued a total of 1,302,373 shares;   280,187 shares were issued for services valued at $42,000 to our Board of Directors vendors; 250,000 shares were issued to our CEO valued at $70,000 under a stock grant for services performed; 50,000 shares were issued to an individual for their introduction to our potential joint venture partner valued at $14,000; 25,000 shares were issued to a member of our Board of Directors valued at $7,000 under a stock grant for services performed; 135,001 shares were issued for cash to investors in private placement at $0.12 per share for receipt of cash totaling $16,200; 561,441 shares were issued in settlement of the convertible note dated November 19, 2013 with principal amount of $25,000 plus accrued interest; and 744 shares were issued as part of rounding shares due to the 20 for 1 reverse stock split effected on May 30, 2014.

NOTE 4 - CONVERTIBLE DEBT

On May 23, 2014, the $25,000 convertible note issued November 19, 2013 to a non-related party was converted to 561,441 shares of common stock which resulted in the remove of the derivative liability related to this debt. A total of $1,521 of interest accrued to the note and $25,000 of interest related to the beneficial conversion feature had accreted over the 6-month period ending May 19, 2014.

On July 17, 2014, the Company issued a convertible note with a non-related party for $50,000. Under the terms of the agreement the amount is unsecured with a stated interest rate of 8% per annum, and 150% of the principal is due on or before January 17, 2015. The note is convertible into common shares of the Company as of the issue date at a discounted conversion price of $0.033 per share. A total of $2,765 of interest has accreted for the 14-days ended July 31, 2014 and the unamortized discount was $47,235 as of July 31, 2014, which is related to the intrinsic value of the beneficial conversion feature. Additionally, the Company recorded $1,931 of original issue discount financing fees on the convertible note during the three months ended July 31, 2014.

NOTE 5 – RELATED PARTY

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $31,182 and $39,797 relating to hours incurred at July 31, 2014 and April 30, 2014, respectively. In the three months ended July 31, 2014, Forbush and Associates charged $885 for consulting services rendered in relation to administrative and bookkeeping services rendered during the three month period. In the three months ended July 31, 2013, Forbush and Associates charged $2,485 for office support services and for services rendered in relation.

Mr. Forbush also receives wages from the Company in accordance with his employment as an officer of the Company. Mr. Forbush is owed $265,000 and $245,000 in unpaid gross wages as of July 31, 2014 and April 30, 2014 respectively which is included in accrued liabilities. In addition, Mr. Forbush incurs certain reimbursable expenses related to travel and other expenses for his position as CEO and President. Mr. Forbush was owed $19,092 and $20,928 for expenses incurred for the periods ended July 31, 2014 and April 30, 2014, respectively. Reimbursable expenses are recorded as part of the trade accounts payable as of the period end.

As of July 31, 2014 and April 30, 2014, $18,620 and $36,600 respectively is due to Larry Bigler, Shane Dyer, and Walter A. “Del” Marting, for combined reimbursable expenses incurred in their position as members of the Board of Directors and fees related thereto. Any amounts owing are included in trade accounts payable at the end of the respective year.

Dyer Engineering Consultants, an entity controlled by one of our Directors, provides mine permitting, engineering and leach pad design services at the Independence project. As of July 31, 2014 and April 30, 2014, Dyer Engineering Consultants is owed $34,663 for services rendered respectively.

NOTE 6 – SUBSEQUENT EVENTS

On August 20, 2014, the Company received notice from Compass Holdings LLC of their intent to terminate the letter of intent dated April 15, 2014. With the termination of the agreement, Compass has requested repayment of the initial contribution of $425,000 and the additional $75,000 forwarded to Cibolan Gold during July 2014 by October 1, 2014 while retaining a 1/2% net smelter royalty.  As of the date of this filing, there has been no payment made to Compass nor any agreement reached with Compass in resolving the outstanding liability.

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

As used in this quarterly report, the terms "we", "us" and "our" mean Cibolan Gold Corporation and our wholly owned subsidiary General Gold Corporation, unless otherwise indicated.

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

The Independence Mine Property

We currently control a 100% undivided leasehold interest in the Independence Mine, situated in the Battle Mountain Mining District, Lander County, Nevada. The property consists of 14 whole and fractional mining claims encompassing 240 acres.  Our Due diligence shows that all claims are valid and in good standing through and for the assessment year ending August 31, 2015.

The Wilson-Independence project is wholly owned by Cibolan Gold through its subsidiary company General Gold Corporation under a mining lease/option agreement with Independence Gold Silver Mines, Inc. of Seattle, Washington.

Accomplishments

The key to our future is finding funding or a funding partner.  During the quarter ended July 31, 2014, our Company had focused its efforts on completing the joint venture Form 5 LLC agreement with Compass Holdings LLC with whom we had entered a binding letter of intent prior to the end of the most recent fiscal year.  This letter of intent and joint venture agreement was to provide approximately $2.85 million in capital to the project including $625,000 of which was to be used in exercise of the option to purchase the claims at a greatly reduced and re-negotiated purchase price from the original $3 million.  Compass Holdings provided an initial payment of $425,000 prior to the close of last fiscal year which was directed to Independence Gold-Silver Mines Inc (IGS) in payment of the initial $275,000 as the down payment on the $625,000 purchase price and $150,000 to deferred advanced minimum royalties due under the lease agreement.  In July 2014, Compass Holdings forwarded an additional $75,000 to Cibolan Gold in accordance with the binding letter of intent to be used by Cibolan Gold for general and administrative purposes. Compass Holdings was due to make the final $350,000 payment on August 23, 2014 to finalize the claim purchase agreement.  On August 20, 2014, the Company received notice from Compass Holdings LLC of their intent to terminate the letter of intent dated April 15, 2014.  With the termination of the agreement, Compass has requested repayment of the initial contribution of $425,000 and the additional $75,000 forwarded to Cibolan Gold during July 2014 by October 1, 2014 while retaining a 1/2% net smelt royalty.

Other Accomplishments include:
1.	Received $50,000 under the convertible note agreement dated July 17, 2014 to be used for general corporate matters including payment for external auditors.

2.	Reviewed properties for possible acquisition to enhance our land position in the Battle Mountain/Cortez gold trend.

Plan of Operations- Permitting and Development Program

During the next twelve months, subject to receipt of sufficient funding, we expect to complete the Independence project’s full permitting process. We anticipate securing necessary studies and permits to allow us to proceed to production.   We also intend to expand our resources and improve the grade of our project through the Preliminary Pit Infill Drilling Program and Sunshine drill Program listed in the budget below.  We will also complete an updated independent technical report.

The following budget outline presents the anticipated and necessary expenditures for the next twelve month period to accomplish the stated objectives

Direct exploration and development costs
Deep Core Relog, Sample and Assay	125,000
Preliminary Pit Infill Drilling Program	200,000
Sunshine Drill Program	175,000
BLM Plan of Operations Review and Permitting	100,000
Mining, Metallurgical and Process Engineering and Design	150,000
State and County Permits	45,000
Water Well	35,000
Update Independent Technical Report	50,000
Land Payments	140,000
Contingency	60,000

Total direct exploration and development costs	$1,080,000

Indirect costs
Office rent and other operating expenses	20,000
Wages and salaries and payroll related expenses	140,000
Insurance expenses	40,000
Investor Awareness Consultants	100,000
Other general and administrative expenses	150,000
Legal expenses	50,000

Total indirect costs	500,000

Total budget for the next twelve months	$1,580,000

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

Liquidity and Capital Requirements

We anticipate that to complete our plan of operations we will require additional funds of approximately $1.58 million over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending July 31, 2015.  If the Company were to receive significant funding to bring the Independence into production, the Board of Directors would direct funding in purchasing capital expenditures in accordance with the plan to bring the project into production.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $500,000 during the twelve-month period ending July 31, 2015 on general and administrative and investor relations expenses including legal and auditing fees, rent, office equipment, wages, payroll related expenses and other administrative related expenses.

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
6.	Complete a preliminary economic assessment and a pre-feasibility if applicable
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

Employees

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource services as needed.  As of July 31, 2014, our only employee was our President, CEO, and CFO.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2014 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

Results of Operations – Three Months Ended July 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2014 which are included herein.

Our operating results for the three months ended July 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31
	2014		2013
Revenue	$	Nil	$	Nil
Operating expenses		$240,493		$97,531
Net (loss)		$(252,541)		$(100,274)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The increase in net loss from the period ended July 31, 2014 to July 31, 2013 relates primarily to the increase in management and consulting fees related to the stock grant issued to the CEO during the quarter ended July 31, 2014 valued at $70,000 at the date of issuance, $21,000 in stock issued for services, $38,698 in stock compensation for options issued to directors during the quarter and financing costs related to the issuance and conversion of convertible debt during the quarter ended July 31. The Board of Directors and other vendors continue to receive stock for services.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the three months ended July 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended July 31
	2014	2013
Depreciation and amortization	$-	$125
General and administrative	$9,289	$11,335
Management and consulting	$189.528	$59,509
Exploration and development	$5,590	$1,121
Professional fees	$36,086	$25,441

The increase in operating expenses for the three months ended July 31, 2014, compared to the same period in fiscal 2014, was mainly due to an increase in management and consulting related to the stock grant issued to our CEO during the quarter ended July 31, 2014, stock grant issued to a member of the Board for services related to the joint venture agreement, stock issued to an outside individual for introduction to the potential joint venture partner, and stock based compensation expense for options issued to the Board of Directors.

We focused our energy during this quarter on completing all necessary paperwork and due diligence matters and filings with regulatory authorities as we pursued the closing of the joint venture agreement with Compass Holdings LLC.   As we continue to seek further funding partners and opportunities with the withdrawal of Compass Holdings LLC, we anticipate that once identified and secured, that the exploration costs will increase in the future as we engage our technical consultants to assist in the push towards production at the Independence Project.

Liquidity and Financial Condition

Working Capital

	July 31, 2014	April 30, 2014
Current assets	$60,721	$18,124
Current liabilities	$1,335,344	$1,326,700
Working Deficit	$(1,274,623)	$(1,308,576)

Cashflow

	Three Months Ended July 31
	2014	2013
Net cash used in operating activities	$(92,151)	$(21,753)
Net cash provided/(used) in investing activities	$-	$-
Net cash provided/(used) by financing activities	$139,248	$17,102
Net increase/(decrease) in cash during period	$47,097	$(4,651)

Our total assets at July 31, 2014 were $1,150,433. Our financial statements report a net loss of $252,541 for the three months ended July 31, 2014 and an accumulated deficit of $13,086,277. We had a cash balance of $51,721 as of July 31, 2014.

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

Recently Issued Accounting Standards

No new accounting pronouncements have been issued since the filing of the Company’s Form 10-K on September 4, 2014 for the fiscal year ended April 30, 2014 that are likely to have a material impact on the Company’s financial position, results of operations, or cash flows. We adopted Accounting Standards Update 2014-10, which eliminated disclosure requirements specifically for development stage entities.

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

As of July 31, 2014, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is acting as our principal executive officer) and our Chief Financial Officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended July 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report.

ITEM 1A.  RISK FACTORS

We have had no material changes in our risk factors as disclosed in our Form 10-K for the year ended April 30, 2014 filed on September 4, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following provides additional information for certain stock transactions that occurred during the three months ended July 31, 2014.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2014 and filed with the Securities Exchange Commission on September 4, 2014.

During the three months ended July 31, 2014, we issued a total of 1,302,373 shares;   280,187 shares were issued for services valued at $42,000 to our Board of Directors vendors; 250,000 shares were issued to our CEO valued at $70,000 for stock grant for services performed; 50,000 shares were issued to an individual for their introduction to our potential joint venture partner valued at $14,000; 25,000 shares were issued to a member of our Board of Directors valued at $7,000 for stock grant for services performed; 135,001 shares were issued for cash to investors in private placement at $0.12 per share for receipt of cash totaling $16,200; 561,441 shares were issued in settlement of the convertible note dated November 19, 2013 with principal amount of $25,000 plus accrued interest; and 744 shares were issued as part of rounding shares due to the 20 for 1 reverse stock split effected on May 30, 2014.

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

Cibolan Gold CORPORATION
(Registrant)

Dated: October 14, 2014	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)