Form 10-Q
period 2015-01-31
Cibolan Gold Corp
filed 2015-03-26
CIK 1060910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015
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

22,429,574 common shares issued and outstanding as of March 24, 2015

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Cibolan Gold Corporation

Condensed Consolidated Balance Sheet

	January 31	April 30
	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$5,742	$4,624
Prepaid expenses	-	13,500

Total current assets	5,742	18,124

Other assets
Land	67,742	67,742
Mineral property	613,941	613,941
Deposit on mineral claim purchase	373,599	373,599
Property and equipment, net	-	-
Other assets	32,386	34,430

Total other assets	1,087,668	1,089,712

Total assets	$1,093,410	$1,107,836

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$424,681	$501,472
Notes payable, current portion	7,488	5,864
Convertible debt, net of discount $50,000 (2015) and $2,742 (2014)	53,167	22,376
Short-term loan payable	10,000	-
Mineral claims purchae and joint venture deposit liability	500,000	425,000
Accrued liabilities	359,232	266,683
Accounts payable to related parties	80,354	74,461
Derivative liability	20,168	30,844
Loan from related parties	16,000	-

Total current liabilities	1,471,090	1,326,700

Long-term liabilities
Notes payable, net of current portion	30,889	24,464

Total long-term liabilities	30,889	24,464

Total liabilities	1,501,979	1,351,164

Commitments and Contingencies

Stockholders' equity/(deficit)
Preferred stock, authorized 50,000,000
shares, par value $0.001, zero issued and
outstanding	-	-

Common stock, authorized 500,000,000
shares, par value $0.001, issued and
outstanding on January 31, 2015 and April 30, 2014
is 22,429,574 and 20,260,229 respectively	22,430	20,260

Additional paid-in capital	12,929,067	12,570,148
Accumulated deficit	(13,360,066)	(12,833,736)

Total stockholders' equity/(deficit)	(408,569)	(243,328)

Total liabilities and stockholders' equity/(deficit)	$1,093,410	$1,107,836

The accompanying notes are an integral part of these statements

Cibolan Gold Corporation

Unaudited Condensed Consolidated Statements of Operations

	Three months ended January 31,		Nine months ended January 31,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Operating expenses
Depreciation and amortization	-	397	-	647
General and administrative	3,662	5,598	20,442	29,480
Management and consulting	72,342	64,101	319,667	279,618
Exploration and development	2,992	(4,645)	77,745	88,169
Professional fees	11,735	9,191	66,591	72,642

Total expenses	90,731	74,642	484,445	470,556

(Loss) from operations	(90,731)	(74,642)	(484,445)	(470,556)

Other income (expenses)
Interest expense	(26,967)	(15,423)	(60,032)	(20,486)
Other income	30,926	2,500	30,926	2,500
Financing costs	11,314	(13,515)	(4,570)	(13,515)
Loss on change in fair value of derivatives	(20,168)	(7,176)	(20,168)	(7,176)
Gain on sale of mineral properties	-	-	-	-
Gain on disposal of assets	11,959	-	11,959	-
Realized gain/(loss) on sale of investments	-	-	-	-
Other than temporary impairment of investments	-	-	-	-
Gain/(loss) on foreign currency exchange	-	-	-	-

(Loss) before income taxes	(83,667)	(108,256)	(526,330)	(509,233)

Provision for income taxes	-	-	-	-

Net (loss)	$(92,783)	$(108,256)	$(526,330)	$(509,233)

Loss per common share:
Basic & Diluted	$(0.00)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic & Diluted	22,203,748	18,048,630	21,726,342	17,870,392

The accompanying notes are an integral part of these statements

Cibolan Gold Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended January 31,

	2015	2014
Operating activities
Net loss	$(526,330)	$(509,233)
Adjustments to reconcile net loss
Stock issued for services	107,000	119,493
Non-cash financing costs and amortization of debt discount	78,120	29,897
Depreciation and amortization	-	647
Stock-based compensation	122,698	-
Change in assets and liabilities
(Increase)/decrease in prepaid expenses	13,500	(7,938)
Increase/(decrease) in accounts payable	(84,605)	118,990
Increase/(decrease) in related party accounts payable	5,893	-
Increase/(decrease) in accrued liabilities	92,549	85,863

Net cash used by operating activities	(191,175)	(162,281)

Investment activities
Deposit on reclamation bond	2,044	808

Net cash provided/(used) by investment activities	2,044	808

Financing activities
Proceeds from loans from related parties	16,000	17,850
Repayments of loans from related parties	-	(5,000)
Proceeds from deposit on joint venture	75,000
Proceeds from issuance of debt	20,000	-
Repayments of debt	(1,951)	(2,299)
Proceeds from issuance of convertible debt	50,000	25,000
Proceeds from the sale of stock	31,200	122,250

Net cash provided by financing activities	190,249	157,801

Net increase / (decrease) in cash	1,118	(3,672)

Cash, beginning of period	4,624	4,717

Cash (Cash overdraft), end of period	$5,742	$1,045

Unaudited Condensed Consolidated Statements of Cash Flows - continued

Supplemental Information:
Interest paid	$26,061	$2,320
Income taxes paid	$-	$-

Non-cash activities:
Stock issued for service as prepaid expenses	$(183,186)	$-
Stock issued for payment of interest on debt	$(640)	$-
Reverse expense to other income	$(28,426)	$-
Settlement of debt with asset	$(11,959)	$-
Stock issued as conversion of debt	$(57,365)	$-

The accompanying notes are an integral part of these statements

Cibolan Gold Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2015, and for all periods presented herein, have been made.

In accordance with Article 8-03 of Regulation S-X certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2014 audited financial statements.  The results of operations for the period ended January 31, 2015 are not necessarily indicative of the operating results for the full year.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and by seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cibolan Gold Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – STOCKHOLDERS’ EQUITY

The following provides additional information for certain stock transactions that occurred during the nine months ended January 31, 2015.  For additional details for all stock transaction please see the consolidated statement of changes in stockholders’ equity as reported in the Company’s 10-K for the period ended April 30, 2014 and filed with the Securities Exchange Commission on September 4, 2014.

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

During the three months ended January 31, 2015, we issued a total of 566,973 shares;   554,473 shares were issued for services valued at $66,000 to our Board of Directors and vendors; 12,500 shares were issued as a loan fee to a minority shareholder for providing a short-term working capital loan of $10,000.

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

On July 17, 2014, the Company issued a convertible note with an un-related party for $50,000. Under the terms of the agreement the amount is unsecured with a stated interest rate of 8% per annum, and 150% of the principal is due on or before January 17, 2015 if repaid in cash. The note is convertible into common shares of the Company as of the issue date at a discounted conversion price of $0.033 per share. A total of $52,196 of interest has accreted for the period from date of issuance through January 31, 2015.  As of January 31, 2015 the conversion price dropped below $0.06 per share resulting in a derivative liability in the amount of $20,168.

On October 28, 2014, we entered into a promissory note in which we received $10,000 to be used for general corporate matters.  The note carries an interest rate of 8% per annum and is due and payable on October 31, 2016 in full including principal and accrued interest.

On December 23, 2014, the Company received a thirty day loan of $10,000 to be used for general corporate matters.   The company issued 12,500 shares of common stock of the Company as a loan fee to the lender.

During the quarter, we received short-term loans from related paties for $16,000 to be used for general corporate matters.  The loans carry no interest rate.

NOTE 5 – RELATED PARTY

Forbush and Associates, of which Dan Forbush, CEO, President, and CFO, is the Principal, provides accounting support and bookkeeping services to the Company on a billed by hour incurred basis. Forbush and Associates is owed $45,691 and $39,787 relating to hours incurred at January 31, 2015 and April 30, 2014, respectively. In the nine months ended January 31, 2015, Forbush and Associates charged $19,400 for consulting services rendered in relation to administrative and bookkeeping services.

Cibolan Gold Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

Mr. Forbush also receives wages from the Company in accordance with his employment as an officer of the Company. Mr. Forbush is owed $335,000 and $245,000 in unpaid gross wages as of January 31, 2015 and April 30, 2014 respectively which is included in accrued liabilities. In addition, Mr. Forbush incurs certain reimbursable expenses related to travel and other expenses for his position as CEO and President. Mr. Forbush was owed $8,301 and $20,928 for expenses incurred for the periods ended January 31, 2015 and April 30, 2014, respectively. Reimbursable expenses are recorded as part of the trade accounts payable as of the period end.

As of January 31, 2015 and April 30, 2014, $24,600 and $36,600 respectively was due to Larry Bigler, Bryson Goodwin, Shane Dyer, and Walter A. “Del” Marting, for combined reimbursable expenses incurred in their position as members of the Board of Directors and fees related thereto. Any amounts owing are included in trade accounts payable at the end of the respective period.

Dyer Engineering Consultants, an entity controlled by one of our Directors, provides mine permitting, engineering and leach pad design services at the Independence project. As of January 31, 2015 and April 30, 2014, Dyer Engineering Consultants is owed $34,663 for services rendered respectively.

As of January 31, 2015, the Company had short-term loans payable in the amount of $16,000 to related parties.

NOTE 6 – SUBSEQUENT EVENTS

On February 12, 2015, the Board of Directors gave their Consent to Action to convert $150,000 of the President’s accrued salary to common stock of the Company that being 1,500,000 shares at $0.10 per share and 4,500,000 warrants with varying expirations dates convertible into 3,000,000 shares at prices from $0.15 to $0.50 per share.

On February 6, 2015, the Company issued an additional $10,000 promissory note with an 8% annual interest rate.  Principal and interest are due February 7, 2017.  The Company used the $10,000 loan to repay the thirty-day loan from a minority shareholder incurred on December 23, 2014.

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

Accomplishments

The key to our future is finding funding or a funding partner.  During the quarter ended January 31, 2015, our Company focused on these efforts.

We received several inquiries regarding the Independence Project.  We entered into confidentiality agreement with two parties and sent confidentiality agreements to two others.  The results of these activities were announced prior to the issuance of this report that a new experienced technical team is engaged in a detailed review of data accumulated by the Company over the last several years.  A briefing on their finding, recommendations and action plans are anticipated before the end of March 2015.Additionally, we continue to review properties for possible acquisition to enhance our land position in the Battle Mountain/Cortez gold trend.

Plan of Operations- Permitting and Development Program

During the next twelve months, subject to receipt of sufficient funding, we expect to complete the Independence project’s full permitting process. We anticipate updating necessary studies and permits to allow us to proceed to production.   We also intend to expand our resources and improve the grade of our project through the Preliminary Pit Infill Drilling Program and Sunshine drill Program listed in the budget below.  We will also complete an updated independent technical report.

The following budget outline presents the anticipated and necessary expenditures for the next twelve month period to accomplish the stated objectives

Direct exploration and development costs
North East Structure Drill Program	125,000
Range Front Structure Drill Program	200,000
Sunshine Drill Program	175,000
BLM Plan of Operations Review and Permitting	100,000
Mining, Metallurgical and Process Engineering and Design	150,000
State and County Permits	45,000
Water Well	35,000
Update Independent Technical Report	50,000
Land Payments	140,000
Contingency	60,000

Total direct exploration and development costs	$1,080,000

Indirect costs
Office rent and other operating expenses	20,000
Wages and salaries and payroll related expenses	140,000
Insurance expenses	40,000
Investor Awareness Consultants	100,000
Other general and administrative expenses	150,000
Legal expenses	50,000

Total indirect costs	500,000

Total budget for the next twelve months	$1,580,000

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

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending January 31, 2016.  If the Company were to receive significant funding to bring the Independence into production, the Board of Directors would direct funding in purchasing capital expenditures in accordance with the plan to bring the project into production.

General and Administrative/Management and Consulting Expenses

We expect to spend up to $500,000 during the twelve-month period ending January 31, 2016 on general and administrative and investor relations expenses including legal and auditing fees, rent, office equipment, wages, payroll related expenses and other administrative related expenses.

Exploration and Development

With the receipt of the funding discussed in the budget above, the Company anticipates executing an exploration and development program that should be able to complete the following objectives within the next twelve calendar months including:
1.	Drill the remaining 50% of the project that remains undrilled to expand the shallow resource.
2.	Complete the permitting process and all relevant testing.
3.	Infill drilling in the area of the hill zone anticipated to be included in the phase 1 pit with the goal of decreasing stripping and increasing contained ounces within the potential pit area.
4.	Complete the water well required for production.
5.	Update the Independent Technical Report in the format.

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

Employees

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource services as needed.  As of January 31, 2015, our only employee was our President, CEO, and CFO.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates since the end of our 2014 fiscal year. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

Results of Operations – Three Months Ended January 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2015 which are included herein.

Our operating results for the three months ended January 31, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended January 31
	2015		2014
Revenue	$	Nil	$	Nil
Operating expenses		$90,731		$74,642
Net (loss)		$(83,667)		$(108,256)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The increase in net loss from the period ended January 31, 2014 to January 31, 2015 relates primarily to other income received from the reversal of amounts payable from prior years.   Additionally, our exploration and development has spent less than $10,000 as we work on funding. The Board of Directors and other vendors continue to receive stock for services.  We anticipate net losses in future periods as we continue to work toward our goal of bringing the Independence mine into production.

Operating Expenses

Our operating expenses for the three months ended January 31, 2015 and 2014 are outlined in the table below:

	Three Months Ended January 31
	2015	2014
Depreciation and amortization	$-	$397
General and administrative	$3,662	$5,598
Management and consulting	$72,342	$64,101
Exploration and development	$2,992	$(4,645)
Professional fees	$11,735	$9,191

The increase in operating expenses for the three months ended January 31, 2015, compared to the same period in fiscal 2014, was mainly due to a stock grant to the Company president.

During the three months ended January 31, 2015, we initially focused our energy recovering from the cancellation of the joint venture agreement with Compass Holdings LLC. including resolving the claim by Compass Holdings for repayment of $500,000 spent on the project and for working capital purposes and seeking to find other funding partners. We anticipate that once identified and secured, that the exploration costs will increase in the future as we engage our recently announced technical team to assist in the push at the Independence Project.

Results of Operations – Nine Months Ended January 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended January 31, 2015 which are included herein.

Our operating results for the nine months ended January 31, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended January 31
	2015		2014
Revenue	$	Nil	$	Nil
Operating expenses		$484,445		$470,556
Net (loss)		$(526,330)		$(509,233)

Revenues

We have not earned any revenues from our primary activities since our inception and we do not anticipate earning revenues in the near future.

Net Loss

The net loss increased for the nine months ended January 31, 2014 to January 31, 2015 mostly due to stock issued to our President and CEO for incentives and bonuses.

The Board of Directors and other vendors continue to receive stock for services.  We anticipate net losses in future periods as we continue to work toward our goal of near term production at the Independence mine site.

Operating Expenses

Our operating expenses for the nine months ended January 31, 2015 and 2014 are outlined in the table below:

	Nine Months Ended January 31
	2015	2014
Depreciation and amortization	$-	$647
General and administrative	$20,442	$29,480
Management and consulting	$319,667	$279,618
Exploration and development	$77,745	$88,169
Professional fees	$66,591	$72,642

Operating expenses remained relatively constant for the nine months ended January 31, 2015, compared to the same period in fiscal 2014.

During initial period of the nine months ended January 31, 2015, we focused our energy on completing all necessary paperwork and due diligence matters and filings with regulatory authorities as we pursued the closing of the joint venture agreement with Compass Holdings LLC.  After the withdrawal of Compass Holdings LLC, we focused our efforts on resolving the claim by Compass Holdings for repayment of $500,000 spent on project costs and working capital.  Since their withdrawal, we have been seeking to find other funding partners. We anticipate that once identified and secured, that the exploration costs will increase in the future as we engage our technical consultants to assist in the push towards production at the Independence Project.

Liquidity and Financial Condition

Working Capital

	January 31, 2015	April 30, 2014
Current assets	$5,742	$18,124
Current liabilities	$1,471,090	$1,326,700
Working Deficit	$(1,465,258)	$(1,308,576)

Cashflow

	Nine Months Ended January 31
	2015	2014
Net cash used in operating activities	$(191,175)	$(162,281)
Net cash provided/(used) in investing activities	$2,044	$808
Net cash provided/(used) by financing activities	$190,249	$157,801
Net increase/(decrease) in cash during period	$1,118	$(3,672)

Our total assets January 31, 2015 were $1,093,410. Our financial statements report a net loss of $526,330 for the nine months ended January 31, 2015 and an accumulated deficit of $13,360,066. We had a cash balance of $5,742 as of January 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the three months ended January 31, 2015, we issued a total of 566,973 shares;   504,473 shares were issued for services valued at $44,000 to our Board of Directors and vendors; 12,500 shares were issued to a shareholder for providing a short-term working capital loan of $10,000.

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

Cibolan Gold CORPORATION
(Registrant)

Dated: March 26, 2015	/s/ Daniel J. Forbush
Daniel J. Forbush
Chief Executive Officer/Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)